Form 10KSB
period 1996-03-31
EAGLE EXPLORATION CO
filed 1996-07-15
CIK 30906

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                               FORM 10-KSB

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1996

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to

Commission File No. 0-9458

                        Eagle Exploration Company
              (Name of small business issuer in its charter)
          Colorado                                84-0804143
(State or other jurisdiction of              (I.R.S. Employer ID Number)
incorporation or organization)

         1776 Lincoln Street, Suite 1311, Denver, Colorado, 80203
          (Address and zip code of principal executive offices)
Registrant's telephone number, including area code:  (303) 863-0800

Securities registered pursuant to section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, No Par Value
                             (Title of Class)

      Indicate  by  check mark whether the Registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes    X                           No

      Check  if there is no disclosure of delinquent filers in response  to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State Registrant's revenues for its most recent fiscal year.  $137,165

     At July 15, 1996, 3,072,836 shares of common stock, no par value, (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the 1,678,336 common shares of Registrant held by nonaffiliates was approximately $681,824 at July 15, 1996, based on the mean between the bid and asked prices on the National Quotation Bureau's "Bulletin Board". See Item 5 herein for additional information in this regard.

      This report consists of    pages.  The exhibit index appears on  page
14.
                             PART I


Item 1. Description of Business.


Nature of Business and Management's Plan

      Eagle Exploration Company's primary operations include the purchase and development of residential real estate. The Company's primary operations previously included engaging in oil and gas exploration and production activities, acquiring whole or partial interests in oil and gas leases, and farming out or reselling all or part of its interest in these leases to other companies in the oil and gas industry. The Company has sold all land held for sale during the year ended March 31, 1995. Currently, the Company has no plans to acquire additional land for development and sale but is investigating various financial acquisitions or business opportunities. Eagle Exploration Company and its wholly owned subsidiary, Eagle Development Company, are referred to herein collectively as "the Company".


1996 Activities

      During the fiscal year 1996 the Company wrote off a $600,000 note receivable executed July 26, 1995, between James D. Alderton and the Company. The note was collateralized with 180,000 shares of Incomnet, Inc., a Small Cap NASDAQ Company, then trading at $22.00 per share.

     On September 8, 1995, a notice of default was given to Alderton. Default under terms of the Pledge Agreement gave the Company the right to sell the collateral. Arrangements were made with Barron Chase Securities in Denver, Colorado, to sell the collateral for approximately $6.00 per share.

      On September 14, 1995, the Company contacted the transfer agent for assistance and verification of the proposed sale, and on September 15, 1995, the American Stock Transfer & Trust Company advised that the certificates were apparently forged.

      Alderton requested that the Company consider an alternate plan for repayment and offered to re-collateralize the note. An Amended Pledge Agreement was entered into effective September 29, 1995, when Alderton agreed to collateralize the note with gold nuggets, stock in a private company and assignment of certain German historical bonds. However no adequate substitute collateral was forthcoming. Hence, on December 4, 1995, the Company served Alderton with a lawsuit.

      On February 2, 1996, the Company received an order from the court entering judgment on the Company's first claim for relief in the civil action brought by the Company against Alderton for the sum of $757,794.12, the amount due under the note, and judgment for an additional $1.2 million under the Colorado conversion of property statute. Management is pursuing the collection of this judgment, but is not optimistic that sufficient assets are owned by Alderton to satisfy the amount of the note or the judgment.
     As discussed in the Company's previous quarterly reports for the periods ended June 30, 1995, and September 30, 1995, the Company acquired a 40 percent membership interest in Eagle's Landing, LLC, owner of a 176 unit apartment complex. On December 12, 1995, the LLC held its annual meeting. Among other resolutions the members of the LLC unanimously approved nonrecourse permanent financing for the apartment complex in the amount of $11 million subject to certain covenants by the developer. In January of 1996 permanent financing for the project was closed. The $9.2 million construction loan, approximately $825,000 of cost overruns, and closing costs were paid by the title company from the permanent loan proceeds. The lender's appraisal of the property is $14.7 million.

      The developer who assigned the interest in the LLC to the Company on May 26, 1995, has challenged the Company's 40 percent ownership. On January 25, 1996, the Company was served with a summons and complaint by the developer of the project. He filed this action to obtain a declaration from the court that the transaction between the parties was in substance, a real estate loan. The complaint alleged that the assignment was intended to secure the payment of an obligation affecting an interest in real property, and as a result the assignment did not constitute a conveyance and consequently the Company was not entitled to possession of the property without instituting foreclosure proceedings. The Company and its legal counsel believed it was unlikely that the courts would rule in favor of the developer's claim. However, management attempted to settle the matter.

      Out of court settlement negotiations were unsuccessful and management instructed the Company's legal counsel to proceed in defending the Company's ownership in the LLC. Subsequent to the fiscal year ended March 31, 1996, the Company through its counsel motioned the court for Summary Judgment. Shortly after the plaintiff's receipt of this motion the Company was contacted by the plaintiff requesting that the lawsuit be dismissed. The Company's legal counsel prepared a Notice and Stipulation of Dismissal with Prejudice, stipulating that the Company is the owner and holder of a 40 percent membership interest in Eagle's Landing, LLC, effective May 26, 1995. On June 24, 1996, the Company received from Eagle's Landing, LLC, approximately $320,000. This payment represents the Company's share of loan proceeds resulting from the difference between the construction loan and the permanent financing. The Company will aggressively strive to promote proper management of the apartment complex and pursue its goal of selling this asset.

     Due to the litigation satisfactory financial information was not distributed to the Company. Therefore, this report has not incorporated the financial information concerning the Company's ownership in the LLC. It is expected that the necessary audited financial information concerning the LLC will be available by September 1, 1996, at which time the Company will file an amended report on Form 10-KSB/A.

Employees

      At July 15, 1996, the Company had two full-time employees. The Company has and may retain independent consultants from time to time on a limited basis.


Item 2.  Properties.

      Other than cash and a note receivable which was collected after the end of the Company's fiscal year ended March 31, 1996, the Company's assets consist of a 40 percent interest in Eagle's Landing, LLC, described above, office furniture and equipment, and very minor interests in oil and gas properties including one lease operated by the Company.


Item 3.  Legal Proceedings.

     See Item 1. "1996 Activities" immediately above.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of fiscal 1996 to a vote of the Company's security holders.
                            PART II


Item   5.    Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters.


      The table below presents the range of high and low bid quotations for the Company's common stock on a calendar quarter basis as reported in the National Quotation Bureau's Bulletin Board. The Company's trading symbol is EGXP. There is little or no trading in the Company's common stock; hence the quotations set forth below may not represent actual transactions and do not represent transactions in any material number of the Company's shares.

                                                Bid
                                                 High         Low
1994
2nd Quarter                                   $.25         $.1875
3rd Quarter                                   $.25         $.1875
4th Quarter                                   $.2825       $.1575

1995
1st Quarter                                   $.30         $.22
2nd Quarter                                   $.30         $.22
3rd Quarter                                   $.50         $.3125
4th Quarter                                   $.50         $.3125

1996
1st Quarter                                   $.50         $.3125


      As of July 15, 1996, the Company had approximately 568 holders of record of its common stock.

      Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on its common stock have been paid by the Company, nor does the
Company  anticipate  that  such  dividends  will  be  paid   in   the
foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Financial Condition, Liquidity and Capital Resources

      Cash, temporary cash investments and certificates of deposit decreased approximately 97 percent for the fiscal year ended March 31, 1996. This decrease in cash and the redemption of certificates of deposit was due to the Company's investment in Eagle's Landing, LLC, and a note receivable advance of $600,000.

     The Company's note receivable in the amount of $500,000 was paid in full subsequent to fiscal 1996 year end.

      Stockholder's equity decreased from $196,390 to $1,291,815 or $704,575 for the year ended March 31, 1996, primarily due to the impairment of a note receivable in the amount of $600,000. See Item
1. above.

      The Company's initial investment in the 40 percent membership interest in Eagle's Landing, LLC, of approximately $850,000 has returned to date approximately $445,000. The Company received $125,000 in October, 1995, and subsequent to fiscal year ended, 1996, the Company received approximately $320,000 representing its proportionate share of permanent loan proceeds. See Item 1. above. These proceeds have reduced the Company's investment in the apartment complex to approximately $405,000.

      The  income  from the property is projected to  create  a  good return on the Company's current investment. However, more importantly the occupancy rate is currently near 95 percent and is projected to be 95 percent in August, 1996. This increased occupancy rate should facilitate the sale of this asset at an increased sales price.

Results of Operations


Fiscal 1996 Compared with Fiscal 1995

      Total revenues for the year ended March 31, 1996, were $137,165 as compared to $548,760 for the year ended March 31, 1995. The Company reported a net loss of $704,575 for the year ended March 31, 1996, and as compared to the year ended March 31, 1995, it reported net income of $277,388. This loss was essentially due to the impairment of a note receivable in the amount of $600,000 and the lack of interest income generated in the previous fiscal year by the Company's cash, temporary cash investments and certificates of deposit.

Item 7.  Financial Statements.

     See pages F-1 through F-19.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The disclosure requirements of Item 304 of Regulation SB are not applicable.
                            PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following are the directors and executive officers of the Company.

                         Raymond N.     Paul M.     M. D.
                         Joeckel(1)     Joeckel(1)  Young

Director Since           October,       October,    February,
                         1979           1979        1990

Position(s) with         President &    Secretary &  Director
the Company              Director       Director

Age                      70             44          70



(1) Messrs. Raymond N. Joeckel and Paul M. Joeckel, the Company's only executive officers, have served as the Company's President and Secretary, respectively, since December, 1979. The executive officers of the Company hold office until their death, resignation, or removal by the Board of Directors. There is no arrangement or understanding between any director or officer or any other person or persons pursuant to which he was or is to be selected as a director or an officer. Paul M. Joeckel is the son of Raymond N. Joeckel.

      Raymond N. Joeckel attended Los Angeles City College and the University of Southern California in programs which did not lead to degrees. He received an LL.B. degree from Southwestern University, Los Angeles, California in 1950. Mr. Joeckel joined Shell Oil Company as a landman in 1950 and became Land Manager for the Rocky Mountain region for Shell Oil Company in 1962. He remained in that position until 1969 at which time he became an independent oil and gas operator dealing primarily in oil and gas leases.

      Paul M. Joeckel received a B.A. degree in Economics from Colorado State University in 1976. During 1976 and until 1977, Mr. Joeckel was self-employed as an independent landman. From June, 1977 until joining the Company on a full-time basis in January, 1980, he was employed as a senior landman by Diamond Shamrock Corporation.

      M. D. Young received a B.A. degree in Geology from Vanderbilt University in 1951 at Nashville, Tennessee. From 1952 to 1960 Mr. Young worked for Gulf Oil Corporation as an Area Geologist. Subsequently he has been a consultant to various companies in the industry. Mr. Young has also been a working interest owner in many wildcat wells in the Rocky Mountains. Mr. Young is a member of the American Association of Petroleum Geologists.

      No director serves as a member of the Board of Directors of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

Item 10.  Executive Compensation.

      The following information shows the compensation of the named executive officers for each of the Company's last two fiscal years.
                   SUMMARY COMPENSATION TABLE

Long Term Compensation

Annual Compensation

                                   Other   Rest-                     All
Name and                          Annual   ricted                   Other
Principa                          Compen-  Stock   Option   LTIP    Compen-
   l                                                 s/
            Year                                     SARs
Position          Salary  Bonus   sation   Awards          Payout   sation
                                  *                        s
Raymond   1996    N/A     N/A     $2,115   N/A     N/A     N/A      N/A
N.
Joeckel   1995    N/A     N/A     $814     N/A     N/A     N/A      N/A
Presiden
t

Paul M.   1996    $75,00  $3,590  N/A      N/A     N/A     N/A
                  0 N/A
Joeckel   1995    $65,00  N/A     $2,750   N/A     N/A     N/A      N/A
                  0
Secretar
y

      It is anticipated that salary payments to officers by the Company during the next fiscal year for services in all capacities will not exceed the amount set forth above.

       There are no stock and/or other compensatory plans or arrangements by which the Company compensates its directors for services as directors, other than a director's fee of $100 per meeting of directors.

      The Company provides medical insurance for all of its full-time employees and executive officers.

      * Other annual compensation does not include the amount attributable to Company cars that the officers are allowed to use.




Item  11.   Security  Ownership  of  Certain  Beneficial  Owners  and
Management.

     The following table sets forth information, as of July 15, 1996, regarding the common stock ownership of those persons known by the Company to be the beneficial owner of more than 5% of its common stock, its directors, and its officers and directors as a group. All of stock listed below is no par value common stock.

Name & Address of                             Amount       Percent
                                              and          of
                                              Nature
                                              of
Beneficial Owner                              Benefici       Class
                                              al
                                              Ownershi
                                              p


Paul M. Joeckel (1)                           171,141      5.6%
                                              shares
8101 E. Dartmouth                             Direct
Denver, CO  80231

M. D. Young                                   500          -0-
                                              shares
800 Pearl Street, #406                        Direct
Denver, CO   80203

Paul M. Joeckel, Trustee                      1,222,85     39.8%
                                              9 shares
Joeckel Family Trust                          Direct
1775 Sherman Street
Suite 2995
Denver, CO   80203

Norman K. Brown                               269,641      8.775%
                                              shares
801 Broadway                                  Direct
Suite 808
Seattle, WA  98122

All officers and                              1,394,50     45.4%
                                              0 shares
directors as a group                          Direct
(three persons)


(1) Does not include 21,000 shares owned by Mr. Joeckel's wife of which he disclaims beneficial ownership.

     The Company knows of no arrangements which could at a subsequent date result in a change in control of the Company.

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by the SEC regulation to furnish the Company with copies of all section 16(a) reports filed.
      Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period ended March 31, 1996, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.


Item 12.  Certain Relationships and Related Transactions.

      There were no transactions during this fiscal year required to be reported hereunder.

                            PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form
8-K.

     (a) (1) and (2)  Financial Statements and Schedules:

     See "Index to Consolidated Financial Statements" on page F-1.


Item No.
Per S-K   Document as Form 10-KSB Exhibit              Reference

(2)       Plan of purchase, sale, reorganization        -None-
          arrangement, liquidation or succession

(3)       Articles of Incorporation and By-Laws           *

(4)       Instruments defining the rights of            -None-
          security holders, including indentures

(5)       Opinion re: legality                          -None-

(7)       Opinion re: liquidation preference            -None-

(8)       Opinion re: tax matters                       -None-

(9)       Voting trust agreement                        -None-

(10)      Material contracts
          Agreement - Meadows at Westwoods                *
          Operating Agreement - Meadows at Westwoods      *
          Promissory Note - Meadows at Westwoods         ***
          Assignment of Membership Interest - Eagle's
             Landing, LLC
          Operating Agreement - Eagle's Landing, LLC    96.10

(11)      Statement re:  computation of per               * *
          share earnings

(12)      Statement re:  computation of ratios          -None-

(13)      Annual report to security holders, Form       -None-
          10-Q or quarterly report to security
          holders

(14)      Material Foreign Patents                      -None-

(15)      Letter re:  unaudited interim financial       -None-
          statements

(16)      Letter re:  change in certifying              -None-
          accountants

(17)      Letter re:  director's resignations           -None-
(18)      Letter re:  change in accounting              -None-
          principles
(19)      Previously unfiled documents                  -None-

(20)      Reports to securities holder                  -None-

(21)      Other documents or statements                 -None-
          to security holder

(22)      Subsidiaries of the Registrant                   *

(23)      Published report regarding matters            -None-
          submitted to vote of security holders

(24)      Consents of experts and counsel               -None-

(25)      Power of attorney                             -None-

(26)      Statement of eligibility of trustee           -None-

(27)      Financial data schedule                       -None-

(28)      Information from reports furnished            -None-
          to state insurance regulatory
          authorities


* Previously filed documents incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 2-67971) effective September 14, 1980, and the Company's Reports on Form 10-K for the fiscal year ended March 31, 1994, and previous years.

**    Not required, since information is ascertainable from the basic consolidated financial statements.

***   Filed with the Company's Annual Report on Form 10-KSB  for  the fiscal year ended March 31, 1995.

                           SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EAGLE EXPLORATION COMPANY





                              By
                                Raymond N. Joeckel
                                President

Date:  July      , 1996



      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date

July      , 1996
                                                         Raymond   N.
                              Joeckel
                                                            Principal
                              Executive,  Accounting  and   Financial
                              Officer and a director





July      , 1996
                              Paul M. Joeckel
                              Secretary and a director






July      , 1996
                              M. D. Young
                              A director
                      EAGLE EXPLORATION COMPANY

                      Financial Statements and
                    Independent Auditors' Report
                           March 31, 1996






                          Table of Contents

                                                                 Page

Independent Auditors' Report                                    F - 2

Consolidated Financial Statements

    Consolidated Balance Sheet as of March 31, 1996             F - 4

    Consolidated Statements of Operations for the Years
     Ended March 31, 1996 and 1995                              F - 5

    Consolidated Statement of Stockholders' Equity for
     the Years Ended March 31, 1996 and 1995                    F - 6

    Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1996 and 1995                                    F - 7

    Notes to Consolidated Financial Statements                  F - 8







                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
Eagle Exploration Company
Denver, Colorado


We were engaged to audit the accompanying balance sheet of Eagle Exploration Company and Subsidiaries as of March 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management.

We are unable to obtain audited financial statements supporting the Company's investment in a limited liability company (LLC) stated at $726,287 at March 31, 1996 or its equity in earnings or losses of that affiliate, as described in Note 5 to the consolidated financial statements; nor were we able to satisfy ourselves as to the carrying value of the investment in the LLC or the equity in its earnings or losses by other auditing procedures.

Since the Company has not received audited financial statements for the LLC and we were not able to apply other auditing procedures to satisfy ourselves as to the carrying value of the investment, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these consolidated financial statements.





                                  Ehrhardt Keefe Steiner & Hottman PC
May 16, 1996
Denver, Colorado








                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
Eagle Exploration Company
Denver, Colorado


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Eagle Exploration Company and Subsidiaries for the year ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Eagle Exploration Company and subsidiaries for the year ended March 31, 1995, in conformity with generally accepted accounting principles.




                                  Ehrhardt Keefe Steiner & Hottman PC
May 12, 1995
Denver, Colorado
                     Consolidated Balance Sheet
                           March 31, 1996

                               Assets
Cash                                                       $ 41,387
Note receivable (Note 2)                                    500,000
Other receivables                                             3,822
Office  furniture, equipment  and  other,
net of $209,321 of                                           44,444
 accumulated depreciation
Other                                                        23,387
Investment  in limited liability  company                   726,287
(Note 5)

                                                           $1,339,3
                                                           27



                Liabilities and Stockholders' Equity

Accounts payable                                           $ 37,251
Deposits, deferred revenue and other                         10,261
          Total liabilities                                  47,512

Contingencies (Notes 2 and 5)

Stockholders' equity
   Common stock, no par value; authorized
10,000,000                                                 6,632,99
    shares;  3,072,836 shares issued  and                  8
outstanding
  Accumulated deficit                                      (5,341,1
                                                           83)
                                                           1,291,81
                                                           5

                                                           $1,339,3
                                                           27

                Consolidated Statements of Operations

                                                 For the Year Ended
                                                                  March
                                              31,
                                                    1996           1995

Revenues (Note 3)
  Gain on land held for sale -
    Proceeds from sales                                $     -         $     1,288,000
    Less cost of land sold                                   -               (827,555)
                                                             -               460,445

  Interest income                                            97,470               50,910
  Other income                                               39,695               37,405
                                                             137,165               88,315
      Total net revenues                                     137,165               548,760

Expenses
  Depreciation                                               18,329               6,646
  Write-off of note receivable (Note 2)                      600,000               -
  Other operating expenses                                   223,411               189,726
                                                             841,740               196,372
    (Loss) income before income taxes                        (704,575)               352,388
Provision for income taxes (Note 4)                          -               75,000

Net (loss) income                                      $     (704,575)         $     277,388


Net (loss) income per share                            $              $
                                              (.23)          .09

Weighted   average   number   of   shares                    3,072,836
outstanding                                                  3,063,567
           Consolidated Statement of Stockholders' Equity
             For the Year Ended March 31, 1996 and 1995


                                                          Total
                                       Common             Stockhold
                         Stock                 Accumulat  ers'
                                               ed

                         Shares     Amount     Deficit    Equity
Balances  -  March  31,   3,062,83    $6,630,   $(4,913,    $1,716,
1994                     6          798        996)       802

Issuance of common stock
for services                10,000      2,200       -         2,200

Net income for the year         -          -     277,388    277,388

Balances  -  March  31,   3,072,83    6,632,9   (4,636,6    1,996,3
1995                     6          98         08)        90

Net (loss) for the year         -          -    (704,575    (704,57
                                               )          5)

Balance  -  March   31,   3,072,83    $6,632,   $(5,341,    $1,291,
1996                     6          998        183)       815
                Consolidated Statements of Cash Flows

                                                For the Year Ended

                                              March 31,

                                              1996         1995
Cash flows from operating activities
 Net (loss) income                                   $     $277,388
                                              (704,575
                                              )
  Adjustments to reconcile net (loss)
income to net cash (used) provided by
operating activities -
   Gain on sale of real estate                             (460,445
                                              -            )
     Loss on abandonment of undeveloped  oil
and gas properties                                           11,993
                                              -
   Depreciation                                               6,646
                                              18,329
   Write-off of note receivable                                  -
                                              600,000
   Stock issued for services                                  2,200
                                              -
   Deferred taxes                                            75,000
                                              -
   Change in assets and liabilities -
     Proceeds from sale of real estate                      788,000
held for sale                                 -
         Purchase of and improvements in real
estate held for sale                                       (21,486)
                                              -
     Receivables                                              1,303
                                              (366)
     Accounts payable                                      (41,052)
                                              28,514
     Deposits, deferred  revenue and                          2,196
other                                         (4,661)
                                                            364,355
                                              641,816
       Net cash (used) provided by                          641,743
operating  activities                         (62,759)

Cash flows from investing activities
 Redemption (purchase) of certificates of                  (825,913
deposit                                       1,018,91     )
                                              3
 Purchases of office furniture and                         (24,590)
equipment                                     (4,534)
 (Advances) payments on notes receivable                     70,000
                                              (600,000
                                              )
 Investment in limited liability company                    (1,800)
                                              (726,287
                                              )
       Net cash used by investing                          (782,303
activities                                    (311,908     )
                                              )

Net decrease in cash and temporary cash                    (140,560
investments                                   (374,667     )
                                              )

Cash and temporary cash investments,                        556,614
beginning of year                             416,054

Cash and temporary cash investments, end             $     $416,054
of year                                       41,387

Supplemental disclosure of cash flow
information
Cash paid during the year for income taxes was $0 in 1996 and $5,200 in 1995.

Supplemental   disclosure  of  non-cash  operating,   investing   and
financing activities
   In  fiscal year 1995, the Company sold real estate held  for  sale for cash of $788,000 and a note receivable of $500,000.


Note  1  -  Nature of Business and Summary of Significant  Accounting
Policies

Nature of Business and Management's Plans

Eagle  Exploration Company's primary operations include the  purchase and  development  of residential real estate.  The Company's  primary operations  previously included engaging in oil and  gas  exploration and  production activities, acquiring whole or partial  interests  in oil  and gas leases, and farming out or reselling all or part of  its interest  in  these  leases to other companies in  the  oil  and  gas industry. As discussed in Note 3, the Company sold all land held  for sale during the year ended March 31, 1995. Currently, the Company has no  plans to acquire additional land for development and sale but  is
investigating    various   financial   acquisitions    or    business
opportunities.

Principles of Consolidation

The  consolidated financial statements include the accounts of  Eagle
Exploration Company and its wholly owned subsidiaries (hereinafter the Company) after elimination of all significant intercompany accounts and transactions. The following is a listing of the wholly owned subsidiaries of Eagle Exploration Company, Colorado Eagle
Exploration Company, Emsen Energy, Inc., Eagle Development Company and Overland Energy, Inc.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
The effect of exchange rate changes on cash flows is not material.

Property and Equipment

Property and equipment are recorded at cost. The Company depreciates its office furniture and equipment over an estimated useful life of five years using straight-line and accelerated methods.

Investment in Limited Liability Company

The Company accounts for its 40 percent investment in a limited liability company using the equity method of accounting.



Note  1  -  Nature of Business and Summary of Significant  Accounting
Policies (continued)

(Loss) Income Per Share

(Loss) income per common share is computed based on the weighted average number of shares outstanding during each year.

Income Taxes

The Company calculates and records the amount of taxes payable or refundable currently or in the future years for temporary differences between the consolidated financial statement basis and income tax based on the current enacted tax laws.

Statement of Cash Flows

For  purposes of reporting cash and temporary cash investments  (cash equivalents)  for  cash  flow purposes, cash equivalents  consist  of
money   market  funds  and  certificates  of  deposit  with  original maturities of 90 days or less.

Accounting Standards Not Yet Adopted

Statement of Financial Accounting Standards No. 121 - Accounting  for
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of is effective for fiscal years beginning after December
15, 1995. This Statement establishes standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

Statement of Financial Accounting Standards No. 123 - Accounting  for
Stock-Based  Compensation is effective for transactions entered  into
after  December  15,  1995.   This  Statement  establishes  financial
accounting   and   reporting  standards  for   stock-based   employee
compensation  plans, including stock purchase plans,  stock  options, restricted stock and stock appreciation rights.

Management believes the adoption of these standards will not have a material impact on the consolidated financial statements.


Note 2 - Note Receivable

The note receivable consists of a $500,000 note from a third party developer, interest at 9% due monthly, unpaid interest and principal were due September 2, 1995. The note is collateralized by a first deed of trust on real estate. On September 2, 1995 the note receivable was in default and as stated in the note accrued interest at 16%. The original $500,000 principal balance was outstanding at March 31, 1996 and 1995 and was paid in full subsequent to March 31, 1996.


Note 2 - Note Receivable (continued)

In  July, 1995, the Company advanced $600,000 to a third party in the form  of  a note receivable.  The note bore interest at 45%  and  was
collateralized  by   180,000 shares of stock of a  small  cap  NASDAQ
company.   The  holder defaulted on the note and the Company  exerted its  rights to the collateral, for which it was later discovered, was allegedly  illegally  obtained.  On February  2,  1996,  the  Company obtained a judgment against the holder for the principal balance plus interest  for  a  total  amount of $757,794 and  an  additional  $1.2
million  under  the  Colorado conversion of  property  statute.   The
Company  has  written-off the note balance and has  not  accrued  the balance of the judgments.


Note 3 - Land Held for Sale

During the year ended March 31, 1995, the Company sold all of its interest in land with a cost of $827,555 for $1,288,000.


Note 4 - Income Taxes

The provision for income taxes consists of the following:

                                                               March
                                              31,

                                              1996         1995
      Current provision                         $   -       $    -
      Deferred provision                            -        75,000

                                                $   -       $75,000

Reconciliations between the statutory federal income tax expense (benefit) rate as a percentage of income (loss) before income taxes is as follows:

                                                               March
                                              31,

                                              1996         1995
Statutory federal income tax expense rate          34%          34%
Federal net operating losses utilized            (34%)        (34%)

Effective income tax expense                        -            -


Note 4 - Income Taxes (continued)

At March 31, 1996, the Company has net operating loss carryforwards for federal and state income tax purposes as follows:

Federal        Year
          Net
Operating      of

Losses         Expiration
    $1,040,00      2000
0
    1,482,000      2001
    1,162,000      2002
      426,000      2003
      464,000      2004
        1,000      2005
       33,000      2006
           -       2007

    $4,608,00
0

In the years prior to fiscal year 1995, the Company had significant land held for sale and contracts to sell the land at guaranteed profit levels. At March 31, 1995, the Company had sold all land held for sale and currently has no plans to purchase and develop additional land for resale. There is uncertainty as to whether the Company will generate sufficient revenues in the future to utilize the net operating loss carryforwards and therefore the deferred tax asset resulting from the net operating loss carryforwards has been fully impaired, although, overall the impairment of deferred tax assets decreased approximately $8,000 during the year ended March 31, 1996 due to the utilization of net operating loss carryforwards:


Note 5 - Investment in Limited Liability Company

In May 1995, the Company acquired a 40 percent interest in a limited liability company (LLC) for $851,287. The agreement between the Company and seller included an option for the seller to repurchase the Company's investment for $976,287, through September 26, 1995. On September 26, 1995 the option was extended until October 26, 1995 for which the Company received a $125,000 extension fee, which is recorded as a reduction of the Company's investment in the accompanying consolidated financial statements. The option subsequently expired and on January 25, 1996, the seller filed an action against the Company challenging the nature of the original sales transaction. Subsequent to March 31, 1996, the lawsuit was dismissed.


Note 5 - Investment in Limited Liability Company (continued)

The audited financial statements for the LLC as required by generally accepted accounting principles were not available due to the above litigation. As a result, the Company has not recorded its share of income or loss of the LLC and summarized the balance sheet and statement of operations of the LLC are not presented.
                             ASSIGNMENT

                                 OF

                         MEMBERSHIP INTEREST


     THIS ASSIGNMENT is made this 26th day of May, 1995, by and between TERRENCE J. O'CONNOR as the "Assignor" and EAGLE DEVELOPMENT COMPANY, a Colorado corporation, as the "Assignee."

                      RECITALS AND DEFINITIONS

     Assignor is the owner of 80 Units, representing an 80% Percentage Interest in Eagle's Landing, LLC, a limited liability company formed and existing under the laws of the State of Colorado (the "Company").

     Assignor desires to sell and Assignee desires to purchase one-half of Assignor's interest in the Company, being 40 Units representing a 40% Percentage Interest in the Company (the "Units").

                             ASSIGNMENT

     For and in consideration of the sum of $851,287.86, paid by Assignee to Assignor at the time of the execution of this Assignment, Assignor does hereby transfer and assign unto Assignee, its successors and assigns, forever, the Units and all right, title and interest of the Assignor in the Units and all proceeds, entitlements, distributions and attributes appurtenant thereto.

     Assignor represents and warrants to Assignee that he has full right, power and authority to make this assignment and that he is the sole legal and beneficial owner of the Units herein transferred and that the Units are free and clear of all liens, encumbrances, pledges or other hypothecation by Assignor.

     Assignee understands and agrees that he shall be bound by and shall have and enjoy all of the rights and benefits under all of the terms and provisions of the Articles of Organization and the Operating Agreement of the Company.

     Assignor agrees to and with Assignee that neither Assignee nor the Units nor the economic interest under the Units shall bear any obligation to pay Richard C. McKay any amount due him pursuant to an Assignment of Interest in Net Operating Cash Flow and Net Profits From Sale dated May 23, 1994, and Assignor hereby indemnifies and agrees to hold Assignee harmless from and against any economic foes or diminution in profits, losses and distributions attributable to the Units as a result of payments due Richard C. McKay under said Agreement.


     Assignor agrees to pay any and all capital calls or assessments levied by the company and payable during the term of that option to Purchase of even date herewith between the parties to this Assignment.

     IN WITNESS WHEREOF, the parties have executed this Assignment as of the day and year first above written.

ASSIGNOR:                          ASSIGNEE:
                                     EAGLE DEVELOPMENT COMPANY,
                                     a Colorado corporation,

                                   /s/ Paul M. Joeckel, President
Terrence J. O'Connor               Paul M. Joeckel, President
                         OPERATING AGREEMENT
                                 OF
                         EAGLE'S LANDING LLC

     THIS OPERATING AGREEMENT ("Agreement") is made and entered into as of the 25TH day of May, 1993, by and between TERRENCE J.
O'CONNOR, an individual resident of the State of Colorado, ("O'Connor"), JEFFREY M. CLINE, an individual resident of the State of Colorado, ("Cline") and CMC LAND GROUP, LLC, a Colorado limited liability company ("CMC").

                        W I T N E S S E T H:

     WHEREAS, Eagle's Landing LLC, a Colorado limited liability company ("Company"), was formed as a Colorado limited liability company pursuant to the Colorado Limited Liability Company Act, C.R.S. 70-80-101, et seq. ("Act") on May 25, 1994, the date on which executed Articles of Organization for the Company ("Articles") were filed with the Secretary of State of the State of Colorado; and

     WHEREAS, O'Connor, Cline and CMC, the sole Members (defined below) of the Company, desire to establish their agreements regarding the operation and management of the Company, and such other matters as are set forth below.

     NOW, THEREFORE, in consideration of the mutual covenants set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, O'Connor, Cline and CMC hereby agree as follows:

                              ARTICLE I
                              FORMATION

     A. NAME. The name of this organization is EAGLE'S LANDING LLC.

     B. PURPOSE. The purpose of the Company is to acquire, own, manage, lease, operate, hold and utilize real property and personal property.


                             ARTICLE II
                             DEFINITIONS

     The following terms shall have the following meanings when used herein, unless the context otherwise requires:

     1. PROPERTY. "Property" shall mean that real property more particularly described on Exhibit A attached hereto and incorporated herein, together with all improvements thereon and all other appurtenances "hereunto belonging, including all personal property utilized in the Company's operations.

     2. UNIT. "Unit" shall mean a one percent (1%) ownership interest in the Company.

     3. MEMBER. "Member" shall mean each person or entity identified in Exhibit B attached hereto who owns an interest in the Company. Exhibit B shall be modified and amended as shall be required from time to time to accurately reflect the names and addresses of all current Members of the Company.

     4. MANAGER OR MANAGERS. "Manger" or "Managers" means that person or those persons who are from time to time chosen by the Company to operate and perform the day-by-day operations of the Company. All references to Manager herein shall be deemed to include the plural as applicable.

     5. EXPENSES. "Expenses" mean utilities, taxes, maintenance, repair, operation, management, administration and other costs declared by the Manager to be expenses of the Company and items for which sums are lawfully assessed by the Company.

                             ARTICLE III
                       INTEREST IN THE COMPANY

     Each Member of the Company is identified in Exhibit B attached hereto. The percentage interest that each Member owns in the Company is that percentage interest identified in Exhibit B.

                             ARTICLE IV
                             THE COMPANY

     A. MEMBERSHIP. Each person or entity named in Exhibit B is a Member of the Company. Membership in the Company may be transferred to a transferee if previously approved as hereinafter provided.

     B. VOTING. The Company shall have one (1) class of voting membership. Each Member shall be entitled to one (1) vote for each Unit owned. If any Unit is owned by multiple parties, all such parties shall be Members; provided, however, the vote for such Unit to which such membership is entitled shall be exercised as the several Members amongst themselves shall determine, but in no event shall more than one (1) vote be case with respect to each Unit. Voting may be by proxy, if the proxy is delivered in writing to the Manager at or before any meeting.

     C. BORROWING. The Company shall have the right to borrow up to $9,200,000 from Key Bank of Wyoming for the purpose of constructing improvements upon the Property. Other than the borrowing mentioned in the preceding sentence, the Company shall have the right to borrow for other purposes only with the prior written approval of the Members owning not less than ninety percent (90%) of the Units.

     D. RULES AND REGULATIONS. The Company may promulgate and, from time to time, supplement and amend reasonable rules and regulations governing the use of the Property, which rules and regulations shall be consistent with the rights and duties established in this Agreement.

     E. EXERCISE OF POWERS. The Company may exercise any right or privilege given it expressly by this Agreement and every other right, privilege and power reasonably implied from the existence of the Company or from any right or privilege or reasonably necessary to effectuate its functions and purposes. Actions for which voting is required shall be taken by majority vote except when a greater percentage of votes cast is required by this Agreement.

                              ARTICLE V
           CAPITAL CONTRIBUTIONS, ACCOUNTS AND ASSESSMENTS

     A. INITIAL CAPITAL CONTRIBUTIONS. Each Member shall contribute such amount as is set forth in Exhibit B hereto as its share of the initial capital contribution to the Company. The members agree that the real property comprising the initial capital contribution of CMC has a fair market value of $600,000.00.

     B. RIGHT OF COMPANY. The Company shall have the right to levy and make assessments against O'Connor, but not against Cline or CMC, in accordance with this Agreement for the purpose of paying the Expenses of the Company.

     C. PAYMENT OF ASSESSMENTS O'Connor shall pay to the Company such assessments as may be periodically levied by the Manager of the Company for the purposes authorized in this Agreement.

     D. APPORTIONMENT OF ASSESSMENTS. All assessments shall be made among the Members who are subject to assessment, in proportion to the percentage of the Units owned by each such Member.

     E. CAPITAL ASSESSMENTS. The Company may levy special assessments for the purpose of defraying, in whole or in part, the cost of any construction, reconstruction or replacement of a capital improvement upon the Property with the prior written approval of the Members owning not less than fifty-one percent (51%) of the Units. All such special assessments shall be made among the Members in proportion to the number of Units owned by each Member.

     F. CAPITAL ACCOUNTS. A separate capital account shall be maintained for each Member in compliance with the requirements of
Section 704(b) of the Internal Revenue Code of 1986, as amended, and Treasury Regulation 1.704-l(b)(2)(iv), all as interpreted and applied by the Manager. Upon liquidation of the Company (or any Member's interest therein), liquidating distributions shall be made in accordance with the positive capital account balances of the Members, as determined after taking into account all capital account adjustments for the Company's taxable year during which the liquidation occurs. If a Member has a deficit balance in his capital account following the liquidation of his interest in the Company, as determined after taking into account adjustments for the Company's taxable year during which the liquidation occurs, such Member shall restore the amount of such deficit balance to the Company by the end of such taxable year (or, if later, within ninety (90) days after the date of such liquidation).

     G. INTEREST ON AND RETURN OF CAPITAL CONTRIBUTIONS. No Member shall be entitled to interest on its capital contributions to the Company or to a return thereof, except as otherwise explicitly provided for herein.

                             ARTICLE VI
                              MEETINGS

     An annual meeting of all Members of the Company shall be held between the dates of January 1 and June 1 upon notice first being given to all Members at least thirty (30) days prior to such meeting. At such annual meeting the Members shall elect a Manager to serve for the ensuing year, establish assessments for the ensuing year and act upon any and all other matters brought before such meeting. Special meetings may be called by the Manager of his own volition or upon petition by the owners of fifteen percent (15%) of the Units. Only matters stated in the call of such special meeting shall be considered at such meeting. Notices of special meeting shall be given no less than thirty (30) days prior to the date thereof. All meetings shall be held at the registered office of the Company or such other location as shall be specified in the call of the meeting, provided the same is located within the County of Boulder, Colorado.

                             ARTICLE VII
                           USE OF PROPERTY

     The business of the Company shall be as from time to time determined by the Company. A definitive statement of the Company's business by the Members shall be adopted at the organizational meeting of the Company, which statement shall remain in effect until amended by the Company at any annual or special meeting of the Company. All changes or amendments to such statement shall forthwith be delivered to all Members by the Company.
                            ARTICLE VIII
                       TRANSFER OF MEMBERSHIP

     For so long as CMC is a Member of the Company, no Member shall sell, transfer or otherwise dispose of their interest in the Company without the prior written consent of CMC, which consent shall not be unreasonably withheld; provided, however, that upon the death of O'Connor or Cline, their interest in the Company may be bequeathed or devised to an heir or devisee without such consent. At such time as CMC is no longer a Member in the Company, any individual Member may at any time sell, convey or devise his interest in the Company to a member of his immediate family, and any Member may also at any time sell, convey or devise his or its interest in the Company to any other person or entity who is currently a Member of the Company, provided that such conveyance shall be subject to the terms of this Agreement other than the right of first refusal described below. In the event any Member desires to sell or convey his interest to any entity or person not a Member of the Company and not a member of his immediate family, he shall first offer to sell and convey his interest to all other Members upon the same terms and conditions as he desires to sell to such outside party. Thereupon, the other Members shall have the right and privilege to purchase the interest so offered upon such terms and conditions at any time within sixty
(60) days after receiving notice in writing from the Member so desiring to sell, upon the same terms and conditions as the proposed sale to a third party. If such terms and conditions are not accepted and complied with within such sixty (60) day period, such right to purchase shall thereupon terminate. In any event, any sale to any third person shall be subject to the terms and conditions of this Agreement and the Articles of Organization of the Company.

     Except as herein provided, no interest in the Company shall be transferred by any Member without the prior written consent of all other Members being first obtained. A "transfer of interest", as used herein, shall mean any conveyance, assignment, lease, hypothecation or any other diminution of the Member's full ownership interest in the Company.

     Notwithstanding anything contained herein to the contrary, no transferee of a Member's interest in the Company shall be admitted as a Member without the unanimous written consent of all Members.
                             ARTICLE IX
                         MANAGER OR MANAGERS

     A. NUMBER AND QUALIFICATIONS. The affairs of the Company shall be governed by not less than one (1) Manager nor more than three (3) Managers. The person named in the Articles of Organization of the Company shall act in such capacity and shall manage the affairs of the Company until the first annual meeting of the Company and until his successor is elected and qualified.

     B. POWERS AND DUTIES. The Manager shall have the power and duties necessary for the administration of the affairs of the Company and for the operation and maintenance of the Property. Except as provided in paragraph F of this Article, the Manager shall receive no salary for his services.

     C. OTHER POWERS AND DUTIES. The Manager shall be empowered and shall have the following duties:

     1. To administer and enforce the rules and regulations adopted by the Company;

     2. To oversee and cause to be performed such maintenance and repair duties as is necessary to maintain the Property;

     3. To insure and keep in force and in effect hazard and liability insurance as hereinafter provided;

     4. To submit to the Company an annual budget upon which to base annual assessments;

     5. To collect delinquent assessments by suit or otherwise;

     6. To protect and defend the Property from loss and damage;

     7. To borrow funds when authorized by the consent of the Company and to execute all instruments evidencing such indebtedness as is expressly authorized;

     8. To enter into contracts within the scope of his duties and powers;

     9. To establish a bank account for the common treasury of the Company and to pay all costs and expenses from such account;

     10. To keep and maintain accurate books and records showing all of the receipts, expenses or disbursements and to permit examination thereof at any time by any Member;

     11. To prepare and deliver annually to each Member a statement showing, in at least summary form, all receipts, expenses or disbursements since the last such statement;

     12. To generally carry on the administration of the Company and to do all things necessary or reasonable in order to carry out the communal aspect of the ownership of the Property.

     D. ELECTION AND TERM OF MANAGER. At the first annual meeting of the Company, the Manager shall be elected for a term which will expire on the succeeding annual meeting of the Company. At each annual meeting thereafter, the Manager shall be elected for a term of one (1) year and such Manager shall serve until his successor has been elected.

     E. INITIAL MANAGER. The initial Manager shall be O'Connor, who shall function in such capacity until his successor(s) qualifies and assumes office.

     F. VACANCIES. In the event there is more than one (1) Manager and one (1) Manager resigns or ceases to act as such Manager, the remaining Manager shall carry out the duties of Manager until the next annual meeting of the Company. In the event of the death or incapacity of Terrence J. O'Connor prior to January 10, 1996, CMC shall have the right to participate in the management of the Project and shall receive a fee of $5,000.00 per month (prorated for any fractional month) from the time of such death or incapacity until January 10, 1996.

     G. REMOVAL OF MANAGER. At any annual meeting of the Company or at any special meeting called for that purpose, any Manager may be removed with or without cause by a majority of the Unit owners. A successor shall then be elected to fill the vacancy.

     H. TAX MATTERS PARTNER. Members owning a majority of the Units may appoint a Manager at any annual meeting of the Company to serve as the Tax Matters Partner of the Company. The initial Tax Matters Partner shall be O'Connor.

                              ARTICLE X
                              INSURANCE

     The Company shall purchase and maintain: (i) a policy of comprehensive public liability insurance insuring the Company against any liability arising out of ownership, use, occupancy, maintenance or construction of the Project or Project Land, in an amount of not less that $1,000,000 for injury or death of one person and $5,000,000 for more than one person plus property damage of not less than $100,000; and (ii) hazard insurance upon all improvements on the Property and liability insurance upon the operation of the Property. The amounts and type of coverage shall be as from time to time determined by the Company at its annual meeting. Any portion of the Property damaged by casualty shall be reconstructed or repaired from proceeds of such insurance. The Company, however, may elect to utilize such proceeds for another purpose, provided that the same is determined by the Company at an annual meeting or special meeting called for that purpose, by a vote of the Members owning ninety percent (90%) of the Units.

                             ARTICLE XI
         ALLOCATIONS, DISTRIBUTIONS, AND ACCOUNTING MATTERS

     1. ALLOCATIONS AND DISTRIBUTIONS. Subject to the requirements of Section 704(c) of the Code, all Company profits, losses and credits shall be allocated among the Members in proportion to the number of Units owned by each; provided, however, to the extent not prohibited by provisions of the Internal Revenue Code or applicable regulations, when making proportionate allocations of profits among the Members, items of long-term capital gains shall be allocated first to CMC to the extent necessary or available to achieve proportionate allocation of profits to CMC. From time to time, the Manager shall estimate the funds necessary to accomplish the Company's purposes as determined at periodic meetings of Members. If a surplus is available, the Manager shall effect a distribution to the Members in proportion to the number of Units owned by each. The Manager shall distribute at least annually, no less cash than may be required to pay the amount of income tax liability of each Member, or in the case of CMC from the members of CMC, on the taxable income distributed by the Company, calculated at the highest effective tax rate of any Member or any member of CMC.

     2. ACCOUNTING MATTERS. The profits and losses of the Company shall be determined in accordance with accounting principles applied on a consistent basis using the cash method of accounting. The Company's accounting period shall be the calendar year.

                             ARTICLE XII
                     DISSOLUTION AND TERMINATION

     1.   DISSOLUTION.

          The Company shall be dissolved upon the occurrence of any of the following events:

          (1) when the period fixed for the duration of the Company shall expire pursuant to the Articles;

          (2) by the unanimous written agreement of all Members; or

          (3) upon the death, retirement, resignation, expulsion, bankruptcy or dissolution of a Member or occurrence of any other event which terminates the continued membership of a Member in the Company (a "Withdrawal Event"), unless the business of the Company is continued by the consent of all the remaining Members within ninety (90) days after the Withdrawal Event and there are at least two remaining Members. Each of the Members hereby agrees that within the sixty (60) days after the occurrence of a Withdrawal Event, he will promptly consent, in writing, to continue the business of the Company.

     2. WINDING UP, LIQUIDATION AND DISTRIBUTION OF ASSETS. Upon dissolution, an accounting shall be made by the Company's independent accountants of the accounts of the Company and of the Company's assets, liabilities and operations, from the date of the last previous accounting until the date of dissolution, and the Manager shall:

     (1) Sell or otherwise liquidate all of the Company's assets as promptly as practicable (except to the extent the Manager may determine to distribute any assets to the Members in kind),

     (2) Allocate any profit or loss resulting from such sales to the Members' capital accounts in accordance with Article XI hereof,

     (3) Discharge all liabilities of the Company, including liabilities to Members who are creditors, to the extent otherwise permitted by law, other than liabilities to Members for distributions, and establish such reserves as may be reasonably necessary to provide for contingent liabilities of the Company (for purposes of determining the capital accounts of the Members, the amounts of such reserves shall be deemed to be an expense of the Company),

     (4) Distribute the remaining assets in the following order:

          (i) If any assets of the Company are to be distributed in kind, the net fair market value of such assets as of the date of dissolution shall be determined by independent appraisal or by agreement of the Members. Such assets shall be deemed to have been sold as of the date of dissolution for their fair market value, and the capital accounts of the Members shall be adjusted to reflect such deemed sale.

          (ii) The positive balance (if any) of each Member's capital account (as determined after taking into account all capital account adjustments for the Company's taxable year during which the liquidation occurs) shall be distributed to the Members, either in cash or in kind, as determined by the Manager, with any assets distributed in kind being valued for this purpose at their fair market value as determined hereinabove. Any such distributions to the Members in respect of their capital accounts shall be made in accordance with the time requirements set forth in 704-l(b)(2)(ii)(b)(2) of the Treasury Regulations.

                            ARTICLE XIII
                RIGHT OF FIRST REFUSAL TO BUY PROJECT

     If Eagle's Landing, at any time, proposes to transfer all or any part of its interest in the Property, it shall give written notice of such proposed transfer to CMC, naming the proposed transferee and specifying the price and any and all of the other terms, conditions and credits of the proposed transfer. For a period of thirty (30) days after receipt of such notice, CMC shall have the right by written notice to Eagle's Landing within such time period to acquire the Property for equivalent terms, conditions and credits of the proposed sale or transfer. Closing shall occur at the time and place and upon the terms' conditions and credits described in the original notice from Eagle's Landing to CMC. This right of first refusal shall terminate at such time as CMC no longer is a Member of the Company. Any transfer of the Project Land or Project without compliance with the provisions of this right of first refusal shall be void and of no force and effect.


                             ARTICLE XIV
                            MISCELLANEOUS

     1. REVOCATION OR AMENDMENT. This Agreement shall not be revoked or amended unless the Members owning ninety percent (90%) of the Units consent and agree to such revocation or amendment by written instrument.

     2. DURATION. This Agreement shall continue in full force and effect until amended, revoked or terminated as provided by law.

     3. ENFORCEMENT. Upon the failure of any Member to comply with the provisions of this Agreement, the Company may proceed against the Member for the recovery of damages or for injunctive relief, or both. Failure by the Company to enforce such rights shall in no event be deemed a waiver of the right to do so in the future.

     4. INDEMNIFICATION OF MANAGER. The Company shall indemnify the Manager and make advances for expenses to the full extent permitted by 7-80-410 of the Act.

     5. NOTICES. Any notice, demand, or communication required or permitted to be given by any provision of this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered personally to the party to whom the same is directed or, if sent by registered or certified mail, postage and charges prepaid, addressed to the Member's address, as appropriate, which is set forth in Exhibit B hereto. Except as otherwise provided herein, any such notice shall be deemed to be given three (3) business days after the date on which the same was deposited in a regularly maintained receptacle for the deposit of United States mail, addressed and sent as aforesaid.

     6. APPLICATION OF COLORADO LAW. This Agreement, and the application and interpretation hereof, shall be governed exclusively by its terms and by the laws of the State of Colorado, and specifically the Act.

     7. WAIVER OF ACTION FOR PARTITION. Each Member irrevocably waives during the term of the Company any right that it may have to maintain any action for partition with respect to the property of the Company.

     8. CONSTRUCTION. Whenever the singular number is used in this Agreement and when required by the context, the same shall include the plural and vice versa, and the masculine gender shall include the feminine and neuter genders and vice versa.

     9. HEADINGS. The headings in this Agreement are inserted for convenience only and are in no way intended to describe, interpret, define, or limit the scope, extent or intent of this Agreement or any provision hereof.

     10. WAIVERS. The failure of any party to seek redress for violation of or to insist upon the strict performance of any covenant or condition of this agreement shall not prevent a subsequent act, which would have originally constituted a violation, from having the effect of an original violation.

     11. RIGHTS AND REMEDIES CUMULATIVE. The rights and remedies provided by this Agreement are cumulative and the use of any one right or remedy by any party shall not preclude or waive the right to use any or all other remedies. Said rights and remedies are given in addition to any other rights the parties may have by law, statute, ordinance or otherwise.

     12. SEVERABILITY. If any provision of this Agreement or the application thereof to any person or circumstance shall be invalid, illegal or unenforceable to any extent, the remainder of this Agreement and the application thereof shall not be affected and shall be enforceable to the fullest extent permitted by law.

     13. HEIRS SUCCESSORS AND ASSIGNS. Each and all of the covenants, terms, provisions and agreements herein contained shall be binding upon and inure to the benefit of the parties hereto and, to the extent permitted by this Agreement, their respective heirs, legal representatives, successors and assigns.

     14. CREDITORS. None of the provisions of this Agreement shall be for the benefit of or enforceable by any creditors of the Company.

     15.   COUNTERPARTS.   This  Agreement  may   be   executed   in
counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument.


DATE:_________________        /s/ Terrence J. O'Connor
                              Terrence J. O'Connor
                              1600 38th Street, Suite 203
                              Boulder, CO 80301



DATE:_________________        /s/ Jeffrey M. Cline
                              Jeffrey M. Cline
                              1600 38th Street, Suite 203
                              Boulder, CO 80301




DATE:__________________       CMC LAND GROUP, LLC
                              a Colorado Limited Liability Company


                              By:/s/ Jeffrey M. Cline. Manager
                                 Jeffrey M. Cline, Manager



                              By:/s/ Barbara Evans, Manager
                                 Barbara Evans, Manager