Form 10QSB
period 1996-06-30
EAGLE EXPLORATION CO
filed 1996-08-14
CIK 30906

U.S. Securities and Exchange Commission
                       Washington, D. C. 20549
                             Form 10-QSB
(Mark one)
 X   QUARTERLY   REPORT  UNDER  SECTION  13  OR   15   (d)   OF   THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE     EXCHANGE
     ACT
For the transition period from                       to
Commission file number 0-9458

                      Eagle Exploration Company
       (Exact name of Registrant as specified in its charter)
               Colorado                                    84-0804143

(State  or  other jurisdiction of incorporation    (I.R.S-Employer ID Number)
or organization)
                   1776 Lincoln Street, Suite 1311
                       Denver, Colorado 80203
              (Address of principal executive offices)

                        (303)--863-0800
                     (Issuer's telephone number)

                                None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements' for the past 90 days. Yes X No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities -under a plan confirmed by court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,072,836
Transitional  small  Business  Disclosure  format.-  (check   one)Yes
No -X



             EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

               INDEX TO UNAUDITED FINANCIAL STATEMENTS





     PART I    FINANCIAL INFORMATION                        PAGE


     Item 1         Unaudited Condensed Consolidated
               Balance Sheets - June 30, 1996, and March 31, 1996
3

               Unaudited Condensed Consolidated
               Statements of Operations - Three Months Ended
               June 30, 1996 and 1995                                 4

               Unaudited Condensed Consolidated
               Statements of Cash Flows- Three Months Ended
               June 30, 1996 and 1995                                 5

               Notes to Unaudited Condensed
               Consolidated Financial statements                      6

     Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7


PART II         SIGNATURES                                            8















PART 1                   FINANCIAL INFORMATION

Item 1

             EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                             June 30,       March 31,
                                               1996           1996
                               Assets

     Cash                                    $  2,163       $ 41,387
     Temporary cash investments               596,365            -
     Certificates of deposit                  198,000            -
     Note receivable                             -           500,000
     Other receivables                          3,276          3,822
     Office furniture, equipment   and
           other, net of $211,876 of accumulated
           depreciation at June 30, 1996, and
           $209,321 of accumulated depreciation
            at March 31, 1996                  41,889         44,444
     Other                                     23,387         23,387
     Investment in limited liability company  405,749        726,287

                                           $1,270,829     $1,339,327

                Liabilities and Stockholders' Equity

     Accounts payable                     $     9,955     $  37,251
     Deposits, deferred revenue and other      10,261        10,261
     Total liabilities                         20,216        47,512
     Stockholders' equity
     Common stock, no par value;
     authorized 10,000,000 shares;
     3,072,836 shares issued and
     outstanding                            6,632,998     6,632,998
     Accumulated deficit                   (5,382,385)   (5,341,183)
                                            1,250,613     1,291,815

                                           $l,270,829    $1,339,327

 See Notes to Unaudited Condensed Consolidated Financial Statements
                                  3




             EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Three  Months Ended
                                                  June 30,       June 30,
                                                  1996        1995
     REVENUES:

     Interest income                              $   15,750      $   33,292
     Other                                             7,556           9,191

     TOTAL REVENUES                                   23,306          42,483



     EXPENSES:

     Depreciation                                      2,555           6,211
     Other operating expenses                         61,953          44,853

     TOTAL EXPENSES                                   64,508          51,064

     NET INCOME (LOSS)                              $(41,202)      $  (8,581)

     NET INCOME (LOSS) PER SHARE                  $     (.01)      $        -

     Weighted average number of shares
     outstanding                                    3,072,836      3,072,836

     Less than $.Ol per share





 See Notes to Unaudited Condensed Consolidated Financial Statements,


             EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the Three Months Ended
                                                     June 30,        June 30,
                                                      1996          1995
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                            $   (41,202)   $   (8,581)
     Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
     Depreciation                                       2,555         6,211
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable           546           227
     (Decrease) in accounts payable                   (27,296)       (3,233)
     Increase in note payable                              -        425,644
     Total adjustments                                (24,195)      428,849

     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                             (65,397)      420,268

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Collection of note receivable                    500,000            -
     Redemption (purchase) of certificates of deposit(198,000)      198,001
     Return on (investment in) limited liability
     company                                          320,538      (851,288)

     NET CASH FLOWS PROVIDED (USED) BY
     INVESTING ACTIVITIES                             622,538      (653,287)

     NET INCREASE (DECREASE) IN CASH AND
     TEMPORARY CASH INVESTMENTS                       557,141      (233,019)

     CASH AND TEMPORARY CASH INVESTMENTS,
     BEGINNING OF YEAR                                  41,387       416,054

     CASH AND TEMPORARY CASH INVESTMENTS,
     END OF THE QUARTER                           $   598,528    $  183,035

 See Notes to Unaudited Condensed Consolidated Financial statements.

             EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Opinion of Management


1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at June 30, 1996, and March 31, 1996, and of the consolidated statements of operations and consolidated statements of cash flows for the three months ended June 30, 1995 and 1996. Except for as noted in the Company's 10KSB/A, we are unable to obtain audited financial statements supporting the Company's investment in a limited liability company (LLC) at March 31, 1996 or monthly financial statements for the three months ended June 30, 1996. Therefore, this report has not incorporated the financial information concerning the Company's ownership in the LLC. It is expected that the necessary financial information concerning the LLC will be available by September 1, 1996, at which time the Company will file an amended report on Form 10-QSB/A. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the above mentioned exception. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 1996, included in the Company's 10-KSB/A filed with the Securities and Exchange Commission on July 23, 1996.











Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation.


Financial Condition, Liquidity and capital Resources

     Cash, temporary cash investments and certificates of deposits increased $557,141 for the quarter ended June 30, 1996. This was primarily due to the collection of a note receivable of $500,000 and a return on the investment in a limited liability company reducing the Company's investment in the limited liability company.

     Stockholder's equity decreased from $1,291,815 to $1,250,613 for the period ended June 30, 1996, primarily due to the result of a net loss for the quarter.

Results of Operations

For the three months ended June 30, 1996, compared to the three months ended June 30, 1995.

     For the quarter ended June 30, 1996, the Company's total revenues were $23,306 as compared to $42,483 for the quarter ended June 30, 1995. This reduction in income was primarily due to the lack of interest income generated in the previous quarter by the Company's cash, temporary cash investments and certificates of deposit.

     Total expenses for the period ended June 30, 1996, were $64,508 as compared to $51,064 for the period ended June 30, 1995.

















                                  7
             EAGLE EXPLORATION COMPANY AND SUBSIDIARIES





PART II

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   EAGLE EXPLORATION COMPANY
                                   (Registrant)



                                   By   /s/ Raymond N. Joeckel
                                        Raymond N. Joeckel
                                        President/Chief Financial Officer




                                   By   /s/ Paul M. Joeckel
                                       Paul M. Joeckel
                                       Secretary








Date:   August 12, 1996



