Form 10QSB
period 1996-09-30
EAGLE EXPLORATION CO
filed 1996-11-14
CIK 30906

U. S. Securities and Exchange Commission
                    Washington, D. C. 20549
                          Form 10-QSB
(Mark One)

      [  X  ]   QUARTERLY REPORT UNDER SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

      [    ]   TRANSITION  REPORT UNDER SECTION 13 OR  15(d)  OF  THE
EXCHANGE ACT
     For the transition period from            to

     Commission file number 0-9458

                   Eagle Exploration Company
     (Exact name of Registrant as specified in its charter)
          Colorado                                84-0804143
(State or other jurisdiction of incorporation (I.R.S. Employer ID Number)
     or organization)
                1776 Lincoln Street, Suite 1311
                    Denver, Colorado  80203
            (Address of principal executive offices)

                         (303) 863-0800
                  (Issuer's telephone number)


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

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes  X   No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,072,836

      Transitional Small Business Disclosure format: (check one)  Yes
No  X
           EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            INDEX TO UNAUDITED FINANCIAL STATEMENTS






PART I         FINANCIAL INFORMATION                         PAGE


Item 1         Unaudited Condensed Consolidated
               Balance Sheets - September 30, 1996,
               and March 31, 1996                               3

               Unaudited Condensed Consolidated
               Statements of Operations - Three
               Months Ended September 30, 1995 and 1996
               and Six Months Ended September 30, 1995
               and 1996                                         4

               Unaudited Condensed Consolidated Statement
               of Cash Flows - Six Months Ended
                     September      30,      1995,      and      1996
5
               Notes to Unaudited Condensed
               Consolidated Financial Statements                7


Item 2         Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                    8




PART II        SIGNATURES                                       9



PART I               FINANCIAL INFORMATION

Item 1
           EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                        September 30,   March 31,
                                            1996          1996
                             Assets

Cash                                    $    3,223     $   41,387
Temporary cash investments                 266,512           -
Certificates of deposit                    491,000           -
Note receivable                               -           500,000
Other receivables                            5,907          3,822
Office furniture, equipment and
 other, net of $214,431 of accumulated
 depreciation at September 30, 1996,
 and $209,321 of accumulated depreciation
 at March 31, 1996                          39,334         44,444
Other                                       23,387         23,387
Investment in limited liability company    306,847        546,702

                                        $1,136,210     $1,159,742




              Liabilities and Stockholders' Equity

Accounts payable                        $   13,389     $   37,251
Deposits, deferred revenue and other        10,261         10,261

  Total liabilities                         23,650         47,512

Stockholders' equity
  Common stock, no par value;
   authorized 10,000,000 shares;
   3,072,836 shares issued and
   outstanding                           6,632,998      6,632,998
  Accumulated deficit                   (5,520,438)    (5,520,768)

                                         1,112,560      1,112,230

                                        $1,136,210     $1,159,742


See Notes to Unaudited Condensed Consolidated Financial Statements.
           EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Six Months Ended:
                                         September      September
                                          30, 1996       30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                      $      330     $ (517,773)
 Adjustments to reconcile net
  (loss) to net cash provided (used)
  by operating activities:
   Depreciation                              5,110         12,580
   Impairment of note receivable              -           600,000
   Income from investment in LLC           (80,683)            -
 Change in assets and liabilities:
  (Increase) in accounts receivable        (2,085)        (1,035)
  (Decrease) in accounts payable          (23,862)        (1,134)

     Total adjustments                   (101,520)        610,411

     NET CASH FLOWS PROVIDED (USED)
      BY OPERATING ACTIVITIES            (101,190)         92,638


CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable             500,000           -
 Advances on note receivable                  -         (600,000)
 Purchase of certificates of deposit     (491,000)           -
 Proceeds from certificates of
  deposit                                     -           968,913
 Acquisition of undeveloped property          -           (3,034)
 Purchase of furniture and equipment          -           (1,500)
 Return on investment in limited
  liability company                        320,538             -
 Investment in limited liability
  company                                       -       (851,288)

     NET CASH FLOWS PROVIDED (USED)
      BY INVESTING ACTIVITIES              329,538      (486,909)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable                   -           425,644
 Principal payment on note payable            -          (97,768)

     NET CASH FLOWS PROVIDED BY
      FINANCING ACTIVITIES                    -           327,876

        See notes to Unaudited Condensed Financial Statements

Continue on following page.
           EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



Continue from previous page.

                                        For the Six Months Ended:
                                         September      September
                                          30, 1996       30, 1995


NET INCREASE (DECREASE) IN CASH AND
 TEMPORARY CASH INVESTMENTS                228,348       (66,395)

CASH AND TEMPORARY CASH INVESTMENTS,
 BEGINNING OF YEAR                          41,387        416,054

CASH AND TEMPORARY CASH INVESTMENTS,
 END OF THE QUARTER                     $  269,735     $  349,659


 See notes to unaudited condensed consolidated financial statements.

                             EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the Three  For the Three  For the Six    For the Six
                      Months Ended   Months Ended   Months Ended   Months Ended
                      September 30,  September 30,  September 30,  September 30,
                           1996           1995           1996           1995


REVENUES:

Interest income       $    6,483     $   22,667     $   22,233     $   55,959
Other income               7,129        133,687         14,685        142,878

 TOTAL REVENUES           13,612        156,354         36,918        198,837


(INCOME) EXPENSES:

 (Income) loss from
   investment in LLC    (124,684)            -              -          89,792
 Depreciation              2,555          6,369          5,110         12,580
 Other                    50,208         59,177        112,161        104,030
 Impairment of note
   receivable                 -         600,000           -           600,000

  TOTAL EXPENSE          (71,921)       665,546         36,588        716,610

  NET INCOME (LOSS)   $   85,533    $ (509,192)    $       330    $ (517,773)

 NET INCOME (LOSS)
  PER SHARE           $      .03     $     (.17)    $       *    $     (.17)

Weighted average
 number of shares
 outstanding            3,072,836      3,072,836      3,072,836      3,072,836

         See Notes to Unaudited Condensed Consolidated Financial Statements.
*   Less than $.01 per share




Opinion of Management


1.      The   financial   information   furnished   reflects   all   adjustments
which   are,   in   the   opinion   of   management,   necessary   to   a   fair
presentation   of   the  consolidated  financial  position  at   September   30,
1996, and March 31, 1996, and of the consolidated statements of operations for the six months and three months ended September 30,
1996, and 1995, and consolidated statements of cash flows for the six months ended September 30, 1996, and 1995. The consolidated results of operations and the consolidated statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

2. The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 1996, included in the Company's 10-KSB filed with the Securities and Exchange Commission on July 23, 1996.

Item    2:     Managements's   Discussion   and   Analysis    of    Consolidated
Financial Condition and Consolidated Results of Operation.



Financial Condition, Liquidity and Capital Resources

       Cash, temporary cash investments and certificates of deposit increased $719,348 for the six months period ended September 30,
1996.    This  was  primarily  due  to  the  collection  of  a  note  receivable of $500,000 and a return on the Company's investment in a limited liability company, Eagle's Landing, LLC, which reduced the Company's initial investment. The Company's reduction of its initial investment in Eagle's Landing, LLC, occurred through the disbursement
of    permanent   loan   proceeds   that   exceeded   construction   and    loan
closing costs. The Company's 40 percent share of this disbursement was approximately $320,000.

       The Company's major asset, its 40 percent interest in Eagle's Landing, LLC, (176 unit apartment complex), finally reached 96 percent occupancy in August, 1996. This occupancy rate not only facilitates the asset to be profitable after deducting the mortgage payments, operating expenses and capital reserves, but also helped
implement   the   Company's  goal  to  cause  the  property   to   be   formally
listed   and   marketed  in  a  manner  to  justify  the  asking   price.    The
property  is  currently  for  sale  and  is  listed  with  CB  Commercial   Real
Estate Group, Inc., for $15.2 million. The loan amount after the November 1, 1996 payment is $10,902,819 and the interest rate of 7.5 percent may be assumed by the purchaser.

       Stockholder's   equity increased  to  $1,112,560  from   $1,112,230   or
$330  for  the  period  ended  September 30,  1996,  due  to  the  result  of net income for the quarter as a result of the Company's 40% share of the income from the LLC.


Results of Operations

For   the   six  months  ended  September  30,  1996,  compared   to   the   six
months ended September 30, 1995.

      For  the  six  months  ended  September  30,  1996,  the  Company's  total
revenue  was  $36,918  as  compared  to  $198,837  for  the  six  months   ended
September 30, 1995.

      Total expenses for the six month period ended September 30, 1996 (net of income from the investment in the LLC of $80,683) were $117, 271 as  compared  to  $716,610  for  the  period  ended  September
30, 1995.
           EAGLE EXPLORATION COMPANY AND SUBSIDIARIES


PART II



                           SIGNATURES


       Pursuant  to  the  requirements  of  the  Securities  Exchange   Act   of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              EAGLE EXPLORATION COMPANY
                              (Registrant)






                              By/s/ Raymond N. Joeckel
                                Raymond N. Joeckel
                                President/Chief Financial Officer





                              By/s/ Paul M. Joeckel
                                Paul M. Joeckel
                                Secretary












Date:  November 13, 1996