Form 10KSB/A
period 1996-03-31
EAGLE EXPLORATION CO
filed 1996-11-19
CIK 30906

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.   20549
                            FORM 10-KSB/A

(Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1996
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to _________________
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

In late October 1996, the Company obtained December 31, 1995 audited financial statements for the LLC and has appropriately reduced its investment for 40% of the operating losses of the LLC through December 31, 1995.

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

     Stockholder's equity decreased from $1,996,390 to $1,112,230 or $884,160 for the year ended March 31, 1996, primarily due to the impairment of a note receivable in the amount of $600,000 and the loss on investment in LLC of approximately $180,000. See Item
1. above.

     The Company's initial investment in the 40 percent membership interest in Eagle's Landing, LLC, of approximately $850,000 has
returned  to  date  approximately  $445,000.   The  Company  received
$125,000 in October, 1995, and subsequent to fiscal year ended, 1996,
the Company   received  approximately  $320,000  representing its
proportionate share of permanent loan proceeds. Additionally, the LLC has net operating losses for the year ended December 31, 1995 for which the Company's 40% share is approximately $180,000. See Item
1. above. These proceeds and share of losses have reduced the Company's investment in the apartment complex to approximately $227,000.

     The future income  from the property is projected to  create  a
good return   on   the   company's  current  investment.   However,
more importantly the occupancy rate is currently near 95 percent and is projected to be 95 percent in August, 1996. This increased occupancy rate should facilitate the sale of this asset at an increased sales price.
Results of Operations

Fiscal 1996 Compared with Fiscal 1995

     Total revenues for the year ended March 31, 1996, were $137,165 as compared to $548,760 for the year ended March 31, 1995. The Company reported a net loss of $884,160 for the year ended March 31, 1996, and as compared to the year ended March 31, 1995, it reported net income of $277,388. This loss was essentially due to the impairment of a note receivable in the amount of $600,000, the loss from investment in LLC of approximately $180,000, and the lack of interest income generated in the previous fiscal year by the Company's cash, temporary cash investments and certificates of deposit.

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

    Consolidated Statements of Operations for the Years
     Ended March 31, 1996 and 1995                              F - 5

    Consolidated Statement of Stockholders' Equity for
     the Years Ended March 31, 1996 and 1995                    F - 6

    Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1996 and 1995                                    F - 7

    Notes to Consolidated Financial Statements                  F - 8


                         Eagles Landing LLC

Independent Auditors' Report                                    F-13

Financial Statements
    Balance Sheet                                               F-14

    Statement of Operations and Member's Equity                 F-15

    Statement of Cash Flows                                     F-16

Notes to Financial Statements                                   F-17





                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Eagle Exploration Company
Denver, Colorado


We were engaged to audit the accompanying balance sheets of Eagle Exploration Company and Subsidiaries as of March 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Eagles Landing, LLC at December 31, 1995 in which the Company has a 40% equity interest which statements reflect total assets of $11,158,490 as of December 31, 1995 and total revenues and net loss of $910,146 and $448,963, respectively, for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Eagles Landing, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our report dated May 16, 1996, we did not express an opinion on the consolidated financial statements of Eagle Exploration Company and Subsidiaries for the year ended March 31, 1996 because we were unable to obtain audited financial statements supporting the Company's investment in a limited liability company (LLC) or its equity earnings or losses of that affiliate. Subsequent to our report dated May 16, 1996, we obtained audited financial statements for the LLC. Accordingly, our present opinion on the March 31, 1996 consolidated financial statements, as presented herein, is different from that expressed in our previous report.
To the Board of Directors and Stockholders
Eagle Exploration Company
Page Two


In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Exploration Company and Subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





                              /s/ Ehrhardt Keefe Steiner & Hottman PC
                                  Ehrhardt Keefe Steiner & Hottman PC

May 12, 1995, except for Note 5 as to which
 the date is November 14, 1996
Denver, Colorado


                     Consolidated Balance Sheet
                           March 31, 1996

                               Assets
Cash                             $  41,387
Note receivable (Note 2)           500,000
Other receivables                    3,822
Office furniture, equipment
 and other, net of $209,321
 of accumulated depreciation        44,444
Other                               23,387
Investment in limited
 liability company (Note 5)        546,702

                              $  1,159,742


                Liabilities and Stockholders' Equity

Accounts payable              $     37,251
Deposits, deferred revenue
 and other                          10,261
     Total liabilities              47,512

Contingencies (Notes 2 and 5)

Stockholders' equity
 Common stock, no par value;
  authorized 10,000,000 shares;
  3,072,836 shares issued and
  outstanding                    6,632,998
  Accumulated deficit           (5,520,768)
                                 1,112,230

                              $  1,159,742




                Consolidated Statements of Operations

                                              For the Year Ended
                                                   March 31,
                                          1996                 1995
Revenues (Note 3)
 Gain on land held for sale -
  Proceeds from sales                  $      -             $  1,288,000
  Less cost of land sold                      -                 (827,555)
                                              -                  460,445
  Interest income                          97,470                 50,910
  Other income                             39,695                 37,405
                                          137,165                 88,315
     Total net revenues                   137,165                548,760

Expenses
 Loss on investment in LLC (Note 5)       179,585                    -
 Depreciation                              18,329                  6,646
 Write-off of note receivable (Note 2)    600,000                    -
 Other operating expenses                 223,411                189,726
                                        1,021,325                196,372
 (Loss) income before income taxes       (884,160)               352,388
 Provision for income taxes (Note 4)           -                  75,000

Net (loss) income                     $  (884,160)            $  277,388


Net (loss) income per share           $      (.29)            $      .09

Weighted average number of shares
 outstanding                            3,072,836              3,063,567



           Consolidated Statement of Stockholders' Equity
             For the Year Ended March 31, 1996 and 1995

                                                                      Total
                                 Common Stock        Accumulated   Stockholders'
                             Shares       Amount       Deficit       Equity
Balances - March 31, 1994   3,062,836    $ 6,630,798  $(4,913,996)  $1,716,802

Issuance of common stock
 for services                  10,000          2,200           -         2,200

Net income for the year            -              -       277,388      277,388

Balances - March 31, 1995   3,072,836      6,632,998   (4,636,608)   1,996,390

Net (loss) for the year            -              -      (884,160)    (884,160)

Balance - March 31, 1996    3,072,836     $6,632,998  $(5,520,768)  $1,112,230



                Consolidated Statements of Cash Flows

                                                           For the Year Ended
                                                                March 31,
                                                           1996          1995
Cash flows from operating activities
 Net (loss) income                                     $  (884,160)   $ 277,388
 Adjustments to reconcile net (loss)
  income to net cash (used) provided by
  operating activities -
   Gain on sale of real estate                                  -      (460,445)
   Loss on abandonment of undeveloped
    oil and gas properties                                      -        11,993
   Depreciation                                              18,329       6,646
   Write-off of note receivable                             600,000          -
   Stock issued for services                                    -         2,200
   Deferred taxes                                               -        75,000
   Loss on investment in LLC                                179,585          -
   Change in assets and liabilities -
    Proceeds from sale of real estate held for sale             -       788,000
    Purchase of and improvements in real estate held
     for sale                                                   -       (21,486)
    Receivables                                                (366)      1,303
    Accounts payable                                         28,514     (41,052)
    Deposits, deferred  revenue and other                    (4,661)      2,196
                                                            821,401     364,355
      Net cash (used) provided by operating
       activities                                           (62,759)    641,743

Cash flows from investing activities
 Redemption (purchase) of certificates of deposit         1,018,913    (825,913)
 Purchases of office furniture and equipment                 (4,534)    (24,590)
 (Advances) payments on notes receivable                   (600,000)     70,000
 Investment in limited liability company                   (726,287)     (1,800)
     Net cash used by investing  activities                (311,908)   (782,303)

Net decrease in cash and temporary cash investments        (374,667)   (140,560)

Cash and temporary cash investments, beginning of year      416,054     556,614

Cash and temporary cash investments, end of year         $   41,387    $416,054


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


Note 4 - Income Taxes

The provision for income taxes consists of the following:

                                                          March 31,
                                                   1996             1995
Current provision                                 $    -         $     -
Deferred provision                                     -           75,000

                                                  $    -         $ 75,000

Reconciliations between the statutory federal income tax expense (benefit) rate as a percentage of income (loss) before income taxes is as follows:

                                                         March 31,
                                                     1996          1995
Statutory federal income tax expense rate            34%              34%
Federal net operating losses utilized               (34%)            (34%)

Effective income tax expense                          -                -


Note 4 - Income Taxes (continued)

At March 31, 1996, the Company has net operating loss carryforwards for federal and state income tax purposes as follows:

                     Federal         Year
                  Net Operating       of
                     Losses      Expiration
               $     1,040,000     2000
                     1,482,000     2001
                     1,162,000     2002
                       426,000     2003
                       464,000     2004
                         1,000     2005
                        33,000     2006
                            -      2007

               $     4,608,000

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


Note 5 - Investment in Limited Liability Company (continued)

The following is a condensed unaudited balance sheet and statement of operations for the LLC as of December 31, 1995:

                       Condensed Balance Sheet
                          December 31, 1995
                             (Unaudited)

Assets
 Cash and cash equivalents                  $ 29,916
 Property and equipment                   10,964,556
 Other assets                                164,018

                                         $11,158,490
Liabilities and Members' Equity
 Accrued liabilities                     $   381,797
 Construction loan                         9,199,524

                                          10,541,614
 Members' equity                             616,876

                                         $11,158,490


                  Condensed Statement of Operations
                For the Year Ended December 31, 1995
(Unaudited)
 Revenues                                $   910,146
 Operating expenses                         (796,955)
 Other expenses, net                        (562,154)

                                          $ (448,963)




                    INDEPENDENT AUDITORS' REPORT


Board of Directors and Members
Eagle's Landing LLC
Westminster, Colorado


We have audited the accompanying balance sheet of Eagle's Landing LLC as of December 31, 1995, and the related statements of operations and accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle's Landing LLC as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                  /s/ Brock and Company, CPA's, P.C.

Boulder, Colorado
October 10, 1996




                         EAGLE'S LANDING LLC

                            Balance Sheet
                          December 31, 1995

                               Assets

Cash                                               $18,946

Tenant receivables                                  10,970

Property and equipment - at cost
  Land                                           1,201,395
  Buildings and contents (held for rental)      10,034,787
                                                11,236,182
  Less accumulated depreciation                   (271,626)
       Net property and equipment               10,964,556

Other assets
  Organizational costs                              12,393
  Prepaid loan acquisition fees                    205,151
                                                   217,544
  Less accumulated amortization                    (53,526)
       Net other assets                            164,018

                                              $ 11,158,490

                   Liabilities and Members' Equity

Accounts payable
  Trade                                       $     28,307
  Subcontractors                                   881,554
                                                   909,861

Deposits and advances from tenants
  Security deposits                                 41,800
  Prepaid rent                                       8,632
                                                    50,432

Accrued liabilities
  Property taxes                                    22,125
  Interest                                          64,780
  Special improvement district tax                 294,892
        Total accrued liabilities                  381,797

Construction loan                                9,199,524

      Total liabilities                         10,541,614

Members' equity
  Members' capital contributions                 1,071,107
  Accumulated deficit                             (454,231)
      Net members' equity                          616,876

                                             $  11,158,490




                        EAGLE'S LANDING LLC

                     Statement of Operations and
                           Member's Equity
                    Year Ended December 31, 1995

Revenues
  Rental income                           $836,745
  Other operating income                    73,401
                                           910,146

Operating expenses
  Depreciation and amortization            323,706
  Property management                      162,432
  Contract services                        143,394
  Utilities                                 70,515
  Marketing                                 58,504
  Property taxes                            13,633
  Tenant turnover                            9,418
  Repairs and maintenance                    7,802
  Insurance                                  7,551
                                           796,955

Income from operation                      113,191

Other income (expense)
  Interest income                            1,092
  Interest expense                        (563,246)
     Net other income (expense)           (562,154)

Net loss                                  (448,963)

Accumulated deficit, beginning of year      (5,268)

Accumulated deficit, end of year        $ (454,231)

                         EAGLE'S LANDING LLC

                       Statement of Cash Flows
                    Year Ended December 31, 1995
          Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net loss                             $ (448,963)
  Adjustment to reconcile net loss to
   net cash provided by operating
   activities
    Depreciation and amortization         323,706
   Increase (decrease) from changes
    in assets and liabilities:
    Tenant receivable                     (10,970)
    Accounts payable                       35,109
    Deposits and advances received from
     tenants                               50,432
    Accrued liabilities                    86,905
      Net cash provided by operating
       activities                          36,219

Cash flows from investing activities
  Construction of building and
   contents                            (4,667,587)
  Acquisition of intangible asset        (115,300)
     Net cash used in investing
      activities                       (4,782,887)

Cash flows from financing activities:
  Principal borrowings on
   construction loan                    4,758,911
      Net cash provided by financing
       activities                       4,758,911

Decrease in cash and cash equivalents     (12,243)

Cash and cash equivalents, beginning
 of year                                    6,703

Cash and cash equivalents, end of year  $  18,946

Supplemental disclosure of cash flow information:
    The Company paid $836,018 in interest costs during 1995 and capitalized $272,772.

Supplemental schedule of noncash investing and financing activities:
    In connection with the building construction, the Company has $881,554 in construction payables outstanding at December 31, 1995.




                        EAGLE'S LANDING LLC

                   Notes to Financial Statements
                         December 31, 1995


Note 1 - Summary of Significant Accounting Policies

Organization and Operations

The Company is a Colorado limited liability company that owns a multi-family residential apartment community located in Westminster, Colorado. The community consists of 176 units in seven buildings that are leased primarily to individuals and generally under terms that do not exceed one year. Construction commenced in 1994 and was completed in October of 1995.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The fair value of cash and cash equivalents approximates their carrying amount.

Real Estate Costs

Costs that clearly relate to the acquisition, development and construction of the community are capitalized. Interest costs are capitalized while development and construction is in progress. Interest of $272,772 was capitalized in 1995.

Depreciation

Depreciation on buildings which are held for rental by the Company has been computed using the straight-line method over 27.5 years. Identifiable components of the building such as appliances, carpeting and window treatments are depreciated using accelerated methods over lives ranging from 5 to 7 years. Depreciation expense for 1995 was $271,626.

Intangible assets

Cost incurred in organizing the Company have been capitalized and are being amortized on the straight-line basis over five years. Prepaid loan acquisition fees have been capitalized and are written off on the straight-line basis over the life of the loan namely two years for the construction loan and ten years for the permanent loan (see notes payable and subsequent event). Amortization expense for 1995 was $52,080.

Advertising costs

Advertising costs included in operating expenses, are expensed as incurred and were $23,978 for 1995.

Income Taxes

The Company is treated as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable, or provided for, by the Company. Members are taxed individually on their share of the Company's earnings. The Company's net income or loss is allocated among the members in accordance with the operating agreement of the Company.

Term

The Company shall continue for a term of thirty years of until dissolved by any one of several events.


Note 2 - Related Party Transactions

One of the Company's members is the sole owner of the general contractor responsible for construction of the apartment community known as Eagle's Landing at Church Ranch. Payments to the general contractor in 1995 amounted to $3,510,997.

During 1995, a member who is also the manager of the Company, provided accounting and management services to the Company without charge.


Note 3 - Construction Loan Payable and Subsequent Event

In June of 1994, the Company entered into an agreement with a bank to borrow up to $9,200,000 at the bank's prime rate plus 1.5%. The Company was required to make monthly payments of interest only and all principal and accrued interest were due June 30, 1996. The construction loan was collateralized by the apartment community and was also personally guaranteed by a member of the Company. The construction loan was paid in full in January of 1996.

In January of 1996, the Company entered into an agreement with an insurance company lender to borrow $11,000,000 with interest calculated at 7.5% per annum. The proceeds were used to pay the construction loan in full, pay the remaining construction liabilities due to certain subcontractors, pay certain loan closing costs with the remaining balance distributed to the members as a distribution. Payments in the amount of $79,281 are due monthly commencing March 1, 1996 with the entire remaining unpaid principal and accrued interest due February 1, 2006. The note is collateralized by a deed of trust, assignment of leases, rents and contracts, security agreement and fixture filing on the apartment community known as Eagle's Landing at Church Ranch.

If the Company should choose to pay the outstanding principal before the normal due date, it may be liable for a prepayment premium calculated by comparing the prevailing interest rate as defined in the deed of trust to the contract rate.

       Following are maturities of long-term debt for each of the next five years:

                 Year                Amount

                 1996              $  108,319
                 1997                 139,214
                 1998                 150,021
                 1999                 161,668
                 2000                 174,218
                 Thereafter        10,266,560

                                $  11,000,000

Note 4 - Property Management

On June 8, 1994, the Company entered into a management agreement with a professional property manager. The agreement is currently month to month and may be terminated by either party upon thirty days written notice. The property manager receives a management fee of 3.7% of monthly gross receipts. The management fee for 1995 amounted to $33,803.


Note 5 - Commitments and Contingencies

The Company has entered into a letter of credit arrangement with a bank on behalf of the lender Insurance Company to induce the lender to close and fund the loan. This letter of credit is a guarantee the Company will attain certain leasing and occupancy thresholds.
The maximum amount guaranteed under the letter of credit is $220,000.

The Company leases various equipment and contracts for services with vendors on a recurring basis. These leases are primarily on a month to month basis and are for such items as alarm monitoring, furniture rental, washers and dryers and landscaping.
                            SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EAGLE EXPLORATION COMPANY

                           By    /S/ Raymond N. Joeckel
                                Raymond N. Joeckel
                                President

Date:  November 18, 1996



      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date

November  18, 1996              /s/ Raymond N. Joeckel
                                Raymond   N. Joeckel
                              Principal Executive,  Accounting  and
                               Financial Officer and a director

November 18, 1996             /s/ Paul M. Joeckel
                              Paul M. Joeckel
                              Secretary and a director






November 18, 1994