Form 10QSB/A
period 1996-06-30
EAGLE EXPLORATION CO
filed 1996-11-19
CIK 30906

U.S. Securities and Exchange Commission
                       Washington, D. C. 20549
                            Form 10-QSB/A
(Mark one)
 X   QUARTERLY   REPORT  UNDER  SECTION  13  OR   15   (d)   OF   THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

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
                   1776 Lincoln Street, Suite 1311
                       Denver, Colorado 80203
              (Address of principal executive offices)

                        (303)     --863-0800
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



                                  1
             EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

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



PART 1                   FINANCIAL INFORMATION

Item 1

             EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                             June 30,       March 31,
                                               1996            1996
                               Assets

     Cash                                    $  2,163       $ 41,387
     Temporary cash investments               596,365            -
     Certificates of deposit                  198,000            -
     Note receivable                               -         500,000
     Other receivables                          3,276          3,822
     Office furniture, equipment   and
      other, net of $211,876 of accumulated
      depreciation at June 30, 1996, and
      $209,321 of accumulated depreciation
      at March 31, 1996                        41,889         44,444
     Other                                     23,387         23,387
     Investment in limited liability company  182,163        546,702

                                           $1,047,243     $1,159,742

                Liabilities and Stockholders' Equity

     Accounts payable                      $    9,955     $   37,251
     Deposits, deferred revenue and other      10,261         10,261
     Total liabilities                         20,216         47,512

  Stockholders' equity
      Common stock, no par value;
      authorized 10,000,000 shares;
      3,072,836 shares issued and
      outstanding                           6,632,998      6,632,998
     Accumulated deficit                   (5,605,971)    (5,520,768)
                                            1,027,027      1,112,230

                                           $l,047,243     $1,159,742

 See Notes to Unaudited Condensed Consolidated Financial Statements
                                  3




             EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Three  Months Ended
                                                June 30,       June 30,
                                                  1996        1995
     REVENUES:
     Interest income                            $   15,750      $   33,292
     Other                                           7,556           9,191

     TOTAL REVENUES                                 23,306          42,483



     EXPENSES:

     Loss on investment in LLC                      44,001              -
     Depreciation                                    2,555           6,211
     Other operating expenses                       61,953          44,853

     TOTAL EXPENSES                                108,509          51,064

     NET INCOME (LOSS)                            $(85,203)      $  (8,581)

     NET INCOME (LOSS) PER SHARE                  $   (.03)      $      *

     Weighted average number of shares
     outstanding                                 3,072,836       3,072,836

     * Less than $.Ol per share





 See Notes to Unaudited Condensed Consolidated Financial Statements,

             EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the Three Months Ended
                                                           June 30,
                                                      1996          1995
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                           $   (85,203)   $ (8,581)
     Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
     Depreciation                                      2,555       6,211
     Loss on investment in LLC                        44,001          -
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable          546         227
     (Decrease) in accounts payable                  (27,296)     (3,233)
     Increase in note payable                             -      425,644
     Total adjustments                                19,806     428,849

     NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                            (65,397)    420,268

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Collection of note receivable                   500,000         -
     Redemption (purchase) of certificates of
      deposit                                       (198,000)    198,001
     Return on (investment in) limited
      liability company                              320,538    (851,288)

     NET CASH FLOWS PROVIDED (USED) BY
     INVESTING ACTIVITIES                            622,538    (653,287)

     NET INCREASE (DECREASE) IN CASH AND
     TEMPORARY CASH INVESTMENTS                      557,141    (233,019)

     CASH AND TEMPORARY CASH INVESTMENTS,
     BEGINNING OF YEAR                                41,387     416,054

     CASH AND TEMPORARY CASH INVESTMENTS,
     END OF THE QUARTER                          $   598,528  $  183,035


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

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the above mentioned exception. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 1996, included in the Company's 10-KSB/A filed with the Securities and Exchange Commission on November 18, 1996.

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

     Stockholder's equity decreased from $1,112,230 to $1,027,027 for the period ended June 30, 1996, primarily due to the result of a net loss for the quarter.

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

     Total expenses for the period ended June 30, 1996, were $108,509 as compared to $51,064 for the period ended June 30, 1995. The increase is primarily due to the loss from investment in LLC of approximately $44,000.

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



Date:   November 18, 1996