Form 10QSB
period 1996-12-31
EAGLE EXPLORATION CO
filed 1997-02-14
CIK 30906

U. S. Securities and Exchange Commission
                    Washington, D. C. 20549
                          Form 10-QSB


(Mark One)

      [  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF  THE
             SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1996

      [    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF  THE
            EXCHANGE ACT
     For the transition period from            to

     Commission file number 0-9458

                   Eagle Exploration Company
     (Exact name of Registrant as specified in its charter)
          Colorado                                84-0804143
(State or other jurisdiction of incorporation     (I.R.S. Employer ID Number)
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

            INDEX TO UNAUDITED FINANCIAL STATEMENTS








PART I         FINANCIAL INFORMATION                         PAGE


Item 1         Unaudited Condensed Consolidated
               Balance Sheets - December 31, 1996,
               and March 31, 1996                               3


               Unaudited Condensed Consolidated
               Statements of Operations - Three
               Months Ended December 31, 1995 and 1996
               and Nine Months Ended December 31, 1995
               and 1996                                         4


               Unaudited Condensed Consolidated
               Statements of Cash Flows - Nine Months
               Ended December 31, 1995, and 1996                5


               Notes to Unaudited Condensed
               Consolidated Financial Statements                7



Item 2         Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                    8




PART II        SIGNATURES                                       9





PART I               FINANCIAL INFORMATION

Item 1
           EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                        December 31     March 31
                                            1996          1996
                             Assets

Cash                                    $   41,621     $   41,387
Temporary cash investments                 198,701           -
Certificates of deposit                    491,000           -
Note receivable                               -           500,000
Other receivables                            5,069          3,822
Office furniture, equipment and
 other, net of $216,986 of accumulated
 depreciation at December 31, 1996,
 and $209,321 of accumulated depreciation
 at March 31, 1996                          40,287         44,444
Other                                       24,837         23,387
Investment in limited liability company    450,898        546,702

                                        $1,252,413     $1,159,742




              Liabilities and Stockholders' Equity

Accounts payable                        $   13,694     $   37,251
Deposits, deferred revenue and other        10,261         10,261

  Total liabilities                         23,955         47,512

Stockholders' equity
  Common stock, no par value;
   authorized 10,000,000 shares;
   3,072,836 shares issued and
   outstanding                           6,632,998      6,632,998
  Accumulated deficit                  (5,404,540)    (5,520,768)

                                         1,228,458      1,112,230

                                        $1,252,413     $1,159,742

See Notes to Unaudited Condensed Consolidated Financial Statements.


                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Three  For the Three  For the Nine  For the Nine
                       Months Ended    Months  Ended  Months Ended  Months Ended
                        December 31,   December 31,   December 31,  December 31,
                            1996           1995          1996           1995
Revenues:
 Gain on sale of interest
  in oil and gas properties
  and land held for sale:
   Proceeds from sales         $       -  $   4,000   $       -    $   4,000
   Recovery of costs on sales          -          -           -            -
     Gain on sale                      -      4,000           -        4,000

   Interest income                12,382     23,469       34,615      79,428
   Other income                    7,913      9,636       22,598     152,514

     Total revenues           $   20,295  $  37,105     $ 57,213  $  235,942

(Income) expenses
 (Income) loss from investment
  in LLC                      $(144,051)  $      -     $(224,734)  $       -
 Depreciation                     2,555      6,368         7,665      18,948
 Other                           45,893     53,888       158,054     157,918
Impairment of note receivable         -          -             -     600,000

     Total (income) expense   $ (95,603  $  60,256      $(59,015)  $ 776,866

     Net income (loss)        $ 115,898   $(23,151)     $116,228  $ (540,924)

     Net income per share     $     .04   $      *     $     .04  $     (.18)

Weighted average number of
 shares                       3,072,836  3,072,836     3,072,836    3,072,836


*    Less than $.01 per share



           EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the Nine Months Ended
                                   December 31       December 31,
                                      1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                      $  116,228    $ (540,924)
 Adjustments to reconcile net income
  (loss) to net cash provided (used) by
  operating activities:
  Gain on sale of interest in oil and gas
   properties and real estate held for sale   -           (4,000)
  Depreciation                               7,665         18,948
  Impairment of note receivable               -           600,000
  Income from investment in LLC           (224,734)           -
 Change in assets and liabilities:
  (Increase) decease in accounts
   receivable                               (1,247)       (2,294)
  Proceeds from sale of real estate held
   for sale                                   -             4,000
  Increase (decrease) in accounts payable  (23,557)         2,325

     Total adjustments                    (241,873)       618,979

     NET CASH FLOWS PROVIDED (USED) BY
      OPERATING ACTIVITIES                (125,645)        78,055


CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable             500,000           -
 Advances on note receivable                  -         (600,000)
 Purchase of certificate of deposit      (491,000)           -
 Proceeds from certificates of
  deposit                                     -        1,018,913
 Acquisition of undeveloped property          -           (3,034)
 Purchase of furniture and equipment
   and other                               (4,958)        (1,500)
 Return on investment in LLC              320,538           -
 Investment in LLC                            -         (851,288)


     NET CASH FLOWS PROVIDED BY
      INVESTING ACTIVITIES                324,580       (436,909)

NET INCREASE (DECREASE) IN CASH AND
 TEMPORARY CASH INVESTMENTS                198,935      (358,854)

CASH AND TEMPORARY CASH INVESTMENTS,
  BEGINNING OF YEAR                         41,387        416,054

CASH AND TEMPORARY CASH INVESTMENTS,
 END OF THE QUARTER                     $  240,322     $   57,200



See notes to unaudited condensed consolidated financial statements.




           EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Opinion of Management


1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at December 31, 1996, and March 31, 1996, and of the condensed consolidated statements of operations for the nine months and three months ended December 31, 1996, and 1995, and condensed consolidated statements of cashflows for the nine months ended December 31, 1996, and 1995. The results of operations for the periods presented are not necessarily indicative of those to be expected for the entire year.


2. The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 1996, included in the Company's 10-KSB filed with the Securities Exchange Commission on July 23, 1996.


See notes to unaudited condensed consolidated financial statements.



Item 2: Managements's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition, Liquidity and Capital Resources

       Cash, temporary cash investments and certificates of deposit increased $689,935 for the nine months period ended December 31, 1996 primarily as a result of the collection of a $500,000 note receivable.

       As reported last quarter, the Company's major asset, its 40 percent interest in Eagle's Landing, LLC, (176 unit apartment complex), finally reached 96 percent occupancy in August, 1996, and the independent management company in charge of managing the complex has done an excellent job sustaining
the economic occupancy of 90 percent plus since this time.   However, your
Company's  management is concerned that the operating cost of the property
is higher than the average cost of a  similar   property.  The property
management company has responded to these concerns by advising that now that stabilization has occurred the operating cost will trend downward. In spite of these high operating costs the property is profitable for the year ended December 31, 1996.

       Regarding the sale of the property the Company has recently been advised that the manager of the LLC has not extended the listing agreement with CB Commercial Real Estate Group,Inc.; and further advised the membership that he has no intention of selling the property. The manager was then advised by the Company in the form of a demand letter that included among other things a request to put the property back on the market. The Company is currently awaiting the requested written response. The Company's history with the manager of the LLC has included litigation. Therefore, further litigation is expected should the manager of the LLC refuse to operate under the terms and conditions of the Operating Agreement.

        Stockholder's equity increased to $1,228,458 from $1,112,230 or $116,228 for the period ended December 31, 1996 as a result of current period net income.



Results of Operations

For the nine months ended December 31, 1996, compared to the nine months ended December 31, 1995.

       For the nine months ended December 31, 1996, the Company's total revenue was $57,213 as compared to $235,942 for the nine months ended December 31, 1995.

        Tota l(income) expenses for the nine month period ended
December 31, 1996, (net of income from the investment in the LLC of $224,734) were $(59,015).



See notes to unaudited condensed consolidted financial statements.


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






See notes to unaudited condensed consoildated financial statements.


Date:  February 13, 1997