Form 10KSB
period 1997-03-31
EAGLE EXPLORATION CO
filed 1997-06-30
CIK 30906

SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D.C.      20549

                                  FORM  10-KSB
(Mark  One)

  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]
For  the  fiscal  year  ended  March  31,  1997
                               ----------------

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]
For  the  transition  period  from  to

Commission  File  No.  0-9458
                       ------


                        Eagle  Exploration  Company
                        ---------------------------
          (Name  of  small  business  issuer  in  its  charter)
           Colorado                                                 84-0804143
                                                                    ----------
(State  or  other  jurisdiction  of                (I.R.S. Employer ID Number)
incorporation  or  organization)

              1801  Broadway,  Suite  700,  Denver,  Colorado,  80202
              -------------------------------------------------------
           (Address  and  zip  code  of  principal  executive  offices)
Registrant's  telephone  number,  including  area  code:    (303)  296-3677
                                                            ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:    None
Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                          Common  Stock,  No  Par  Value
                          ------------------------------
                               (Title  of  Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes        X                                                    No
             -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State  Registrant's  revenues  for  its most recent fiscal year.  $76,367
                                                                       -------

     At June 26, 1997, 3,072,836 shares of common stock, no par value, (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the 1,554,714 common shares of Registrant held by nonaffiliates was approximately $291,509 at June 26, 1997, based on the mean between the bid and asked prices on the OTC Bulletin Board. See Item 5 herein for additional information in this regard.

      This report consists of 27 pages.  The exhibit index appears on page 12.

                              PART  I


Item  1.  Description  of  Business.
------------------------------------


Nature  of  Business  and  Management's  Plan
---------------------------------------------

       Eagle Exploration Company's primary operations previously included the purchase and development of residential real estate. The Company's operations also previously included engaging in oil and gas exploration and production activities, acquiring whole or partial interests in oil and gas leases, and farming out or reselling all or part of its interest in these leases to other companies in the oil and gas industry. The Company sold all land held for development during the year ended March 31, 1995. Currently, the Company has no plans to acquire additional land for development and sale but is investigating various potential acquisitions and other business opportunities.

1997  Activities
----------------

      Eagle's Landing, LLC, is a limited liability company organized under the laws of the State of Colorado on or about May 25, 1994, (the "LLC"). The purpose of the LLC was to develop, lease and sell an apartment house project located  in  Jefferson  County,  Colorado.
      As discussed in the Company's previous reports, the Company acquired a 40 percent membership interest in the LLC, which is the owner of a 176 unit apartment complex. On December 12, 1995, the LLC held its annual meeting. Among other resolutions the members of the LLC unanimously approved non recourse permanent financing for the apartment complex in the amount of $11 million subject to certain covenants by the developer. In January of 1996 permanent financing for the project was closed. The $9.2 million construction loan, approximately $825,000 of cost overruns, and closing costs were paid by the title company from the permanent loan proceeds.

      The developer who assigned the interest in the LLC to the Company on May 26, 1995, challenged the Company's 40 percent ownership. On January 25, 1996, the Company was served with a summons and complaint by the developer of the project. He filed this action to obtain a declaration from the court that the transaction between the parties was in substance, a real estate loan. The complaint alleged that the assignment was intended to secure the payment of an obligation affecting an interest in real property, and as a result the assignment did not constitute a conveyance and subsequently the Company was not entitled to possession of the property without instituting foreclosure proceedings. The Company and its legal counsel believed it was unlikely that the courts would rule in favor of the developer's claim. However, management attempted to settle the matter.

        Out of court settlement negotiations were unsuccessful and management instructed the Company's legal counsel to proceed in defending the Company's ownership in the LLC. Subsequent to the fiscal year ended March 31, 1996, the Company through its counsel motioned the court for summary judgment. Shortly after the plaintiff's receipt of this motion, the Company was contacted by the plaintiff requesting that the lawsuit be dismissed. The Company's legal counsel prepared a Notice and Stipulation of Dismissal with Prejudice, with the parties stipulating that the Company is the owner and holder of a 40 percent membership interest in the LLC effective May 26, 1995. On June 24, 1996, the Company received from the LLC approximately $320,000. This payment was to represent the Company's share of loan proceeds resulting from the difference between the construction loan and the permanent financing. Disputes between the Company and the manager have continued during the past fiscal year.

      During fiscal 1997, the Company brought suit against the manager of the LLC alleging breach of the operating agreement, breach of contract, breach of fiduciary duty, conversion and gross negligence. In summary the complaint alleges that the manager has failed to provide adequate financial information to the members, has failed to accept bona-fide offers to sell the project as was originally contemplated, has made improper distributions to himself and related entities, and has engaged in self-dealing. It is anticipated that this dispute and resultant litigation will continue to require virtually all of management's time and that the Company's ability to acquire other opportunities or merge with another company will be materially and adversely impaired pending resolution of the litigation.

       Due to the litigation, satisfactory financial information was not given to the Company. Therefore, this report has not incorporated the financial information concerning the Company's ownership in the LLC. If the necessary audited financial information concerning the LLC is obtained, the Company will file an amended report on Form 10-KSB/A.

Employees
---------

       At June 26, 1997, the Company had two full-time employees. The Company has and may retain independent consultants from time to time on a limited basis.


Item  2.    Properties.
-----------------------

       The Company's assets consist of a 40 percent interest in the LLC, cash, office furniture and equipment, and very minor interests in oil and gas properties including one lease operated by the Company.


Item  3.    Legal  Proceedings.
-------------------------------

      See  Item  1.  "1997  Activities"  immediately  above.


Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
------------------------------------------------------------------------

      No matter was submitted during the fourth quarter of fiscal 1997 to a vote of the Company's security holders.

                              PART  II


Item  5.    Market  for  Registrant's  Common  Equity  and Related Stockholder
------------------------------------------------------------------------------
Matters.
--------


      The table below presents the range of high and low bid quotations for the Company's common stock on a calendar quarter basis as reported in the OTC Bulletin Board. The Company's trading symbol is EGXP. There is little or no trading in the Company's common stock, hence the quotations set forth below may not represent actual transactions and do not represent transactions in any material number of the Company's shares.

                                            Bid
                                         ---------
                                    High            Low
                                    ----            ---
1995
----
2nd  Quarter                         $.30          $.22
3rd  Quarter                         $.50        $.3125
4th  Quarter                         $.50        $.3125

1996
----
1st  Quarter                         $.50        $.3125
2nd  Quarter                         $.30          $.22
3rd  Quarter                       $.2825        $.1575
4th  Quarter                         $.25         $.125

1997
----
1st  Quarter                         $.25         $.125


     As of June 26, 1997, the Company had approximately 555 holders of record of its common stock.

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on its common stock have been paid by the Company, nor does the Company anticipate that such dividends will be paid in the foreseeable future.

Item  6.    Management's  Discussion  and  Analysis of Financial Condition and
------------------------------------------------------------------------------
Results  of  Operations.
------------------------



Financial  Condition,  Liquidity  and  Capital  Resources
---------------------------------------------------------

      Cash, temporary cash investments and certificates of deposit at March 31, 1997 were $704,055 as compared to $41,387 for the period ended March 31, 1996, an increase of approximately 94 percent or $662,668. This was primarily due to the collection of a note receivable of $500,000 and a return of $320,539 of the Company's initial investment in a limited liability company, Eagle's Landing, LLC. The Company's reduction of its initial investment in the LLC occurred through the disbursement of permanent loan proceeds that exceeded construction and loan closing costs.


Results  of  Operations
-----------------------


Fiscal  1997  Compared  with  Fiscal  1996
------------------------------------------

       Total  revenues  for  the  year  ended  March 31, 1997, were $76,367 as compared to $137,165 for the prior fiscal period because the Company earned less interest income on its cash and cash equivalent investments. The Company reported a net loss of $251,767 for the year ended March 31, 1997, and as compared  to  a  net  loss  of  $884,160 for the year ended March 31, 1996, as reported in the 10-KSB/A. Although operating expenses were about the same during the two fiscal years, the Company wrote off a note receivable of $600,000 during fiscal 1996.

      The Company's net loss for fiscal 1997 reflects its share of losses incurred by the LLC (see Item 3. above) of approximately $106,000. As discussed above, audited financial statements for the LLC are not available, hence its loss could be greater, thereby increasing the Company's operating loss for fiscal 1997.

      It must be noted in this regard that the Company's independent auditors are unable to express an opinion on the Company's financial statements for fiscal 1997. See "Auditors' Report" in the Financial Statements under Item 7 below.

Item  7.    Financial  Statements.
----------------------------------

       See  pages  F-1  through  F-12.


Item  8.    Changes  in  and  Disagreements with Accountants on Accounting and
------------------------------------------------------------------------------
Financial  Disclosure.
----------------------

      The disclosure requirements of Item 304 of Regulation SB are not applicable.

                          PART  III


Item  9.    Directors,  Executive  Officers,  Promoters  and  Control Persons;
------------------------------------------------------------------------------
Compliance  with  Section  16(a)  of  the  Exchange  Act.
---------------------------------------------------------

     The  following  are  the directors and executive officers of the Company.

                          Raymond  N.    Paul  M.      M.  D.
                          Joeckel(1)    Joeckel(1)     Young
                          ----------    ----------     -----
Director  Since           October,        October,    February,
                            1979           1979        1990

Position(s)  with         President &   Secretary  &    Director
the  Company              Director        Director

Age                           71            45             71


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

       No director serves as a member of the Board of Directors of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940. See Item 11. for information as to compliance with Section 16(a) of the Exchange Act.

Item  10.    Executive  Compensation.
-------------------------------------

      The following information shows the compensation of the named executive officers for each of the Company's last two fiscal years.


                             SUMMARY  COMPENSATION  TABLE

                                               Long  Term  Compensation
                                       -----------------------------------
                        Annual  Compensation
                ----------------------------------------------------------

Name                          Other                                        All
and                           Annual          Restricted                  Other
Principal                    Compen-           Stock     Options/   LTIP Compen-
Position    Year Salary Bonus sation*          Awards      SARs   Payouts sation
Raymond N.  1997  N/A    N/A  $1,983            N/A        N/A       N/A    N/A
Joeckel     1996  N/A    N/A  $2,115            N/A        N/A       N/A    N/A
 President

Paul M.     1997 $75,000 N/A  $4,220            N/A        N/A       N/A    N/A
Joeckel     1996 $75,000 N/A  $3,590            N/A        N/A       N/A    N/A
Secretary

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



Item  11.    Security  Ownership  of Certain Beneficial Owners and Management.
------------------------------------------------------------------------------

     The following table sets forth information, as of June 26, 1997, regarding the common stock ownership of those persons known by the Company to be the beneficial owner of more than 5% of its common stock, its directors, and its officers and directors as a group. All of stock listed below is no par value common stock.


Name  &  Address  of                    Amount  and Nature of       Percent of
Beneficial  Owner                    Beneficial  Ownership             Class
-----------------                    ---------------------           -------

Paul  M.  Joeckel  (1)                      171,141  shares              5.57%
4437  Christensen  Circle                   Direct
Littleton,  CO  80123

M.  D.  Young                                  500 shares                  -0-
800  Pearl  Street,  #406                    Direct
Denver,  CO  80203

Paul  M.  Joeckel,  Trustee                1,346,481  shares            43.83%
Joeckel  Family  Trust                      Direct
1801  Broadway,  Suite  700
Denver,  CO  80202

Norman  K.  Brown                            299,641 shares              9.75%
801  Broadway,  Suite  808                   Direct
Seattle,  WA  98122

All  officers  and                          1,518,122 shares            49.40%
directors  as  a  group                      Direct


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

     Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period ended March 31, 1997, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.


Item  12.    Certain  Relationships  and  Related  Transactions.
----------------------------------------------------------------

     There were no transactions during this fiscal year required to be reported hereunder.


                                PART  IV

Item  13.    Exhibits,  Financial Statement Schedules and Reports on Form 8-K.
------------------------------------------------------------------------------

     (a)  (1)  and  (2)    Financial  Statements  and  Schedules:
                           --------------------------------------

     See  "Index  to  Consolidated  Financial  Statements"  on  page  F-1.

Item  No.
Per  S-K      Document  as  Form  10-KSB  Exhibit                    Reference
--------      -----------------------------------                    ---------
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

(3)                Articles  of  Incorporation  and  By-Laws                 *

(4)                Instruments  defining  the  rights  of               -None-
            security  holders,  including  indentures

(5)                Opinion  re:  legality                               -None-

(7)                Opinion  re:  liquidation  preference                -None-

(8)                Opinion  re:  tax  matters                           -None-

(9)                Voting  trust  agreement                             -None-

(10)              Material  contracts
           Agreement  -  Meadows  at  Westwoods                            *
           Operating  Agreement  -  Meadows  at  Westwoods                 *
           Promissory  Note  -  Meadows  at  Westwoods                    ***
           Assignment  of  Membership  Interest  -  Eagle's
            Landing,  LLC
           Operating  Agreement  -  Eagle's  Landing,  LLC               ****

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

(27)            Financial  data  schedule                                 -99-

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

***       Filed with the Company's Annual Report on Form 10-KSB for the fiscal year  ended  March  31,  1995.

****      Filed with the Company's Annual Report on Form 10-KSB for the fiscal year  ended  March  31,  1996.


                              SIGNATURES


     In  accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EAGLE  EXPLORATION  COMPANY





                                   By    /s/  Raymond  N.  Joeckel
                                     -----------------------------
                                       Raymond  N.  Joeckel
                                       President

Date:    June  26,  1997



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date
----

June  26,  1997                                         /s/ Raymond N. Joeckel
                                        Raymond  N.  Joeckel
                                        Principal  Executive,
                                         Accounting  and  Financial
                                         Officer  and  a  director





June  26,  1997                                      /s/  Paul  M.  Joeckel
                                Paul  M.  Joeckel
                                Secretary  and  a  director



June  26,  1997                                        /s/  M.D.  Young
                                 M.  D.  Young
                                 A  director





                           EAGLE EXPLORATION COMPANY

                           FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT
                                MARCH 31, 1997







                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES


                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----

Independent  Auditors'  Report                                           F - 2

Consolidated  Financial  Statements

    Consolidated  Balance  Sheet  as  of  March  31,  1997               F - 4

    Consolidated  Statements  of  Operations  for  the  Years
     Ended  March  31,  1997  and  1996                                  F - 5

    Consolidated  Statement  of  Stockholders'  Equity  for
     the  Years  Ended  March  31,  1997  and  1996                      F - 6

    Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
     March  31,  1997  and  1996                                         F - 7

    Notes  to  Consolidated  Financial  Statements                       F - 8



                                     F - 1







                         INDEPENDENT AUDITORS' REPORT





To  the  Board  of  Directors  and  Stockholders
Eagle  Exploration  Company
Denver,  Colorado


We  were  engaged to audit the accompanying balance sheet of Eagle Exploration
Company and Subsidiaries as of March 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the year then ended.
These consolidated financial statements are the responsibility of the Company's management.

We are unable to obtain audited financial statements supporting the Company's investment in a limited liability company (LLC) stated at $119,420 at March
31,  1997 or its equity in earnings or losses of the LLC, as described in Note
4 to the consolidated financial statements; nor were we able to satisfy ourselves as to the carrying value of the investment in the LLC or the equity in its earnings or losses by other auditing procedures.

Since the Company has not received audited financial statements for the LLC and we were not able to apply other auditing procedures to satisfy ourselves as to the carrying value of the investment or the results of its operations, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these consolidated financial statements.





                                       /s/ Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC
May  28,  1997
Denver,  Colorado




                                     F-2



                         INDEPENDENT AUDITORS' REPORT





To  the  Board  of  Directors  and  Stockholders
Eagle  Exploration  Company
Denver,  Colorado


We  have  audited  the  accompanying  consolidated  statements  of operations, stockholders'  equity,  and  cash  flows  of  Eagle  Exploration  Company  and
Subsidiaries  for the year ended March 31, 1996.  These consolidated financial
statements  are  the  responsibility  of  the  Company's  management.    Our
responsibility  is  to  express  an  opinion  on  these consolidated financial statements  based  on  our  audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Eagle Exploration Company and subsidiaries for the year ended
March  31,  1996, in conformity with generally accepted accounting principles.



                               /s/Ehrhardt  Keefe  Steiner  &  Hottman  PC
                                 Ehrhardt  Keefe  Steiner  &  Hottman  PC

May  16,  1996
Denver,  Colorado

                                F - 3


                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997


                                    ASSETS
Current  assets



 Cash and cash equivalents                 $510,055
 Certificates of deposit                    194,000
 Other receivables                            4,938
                                           --------
    Total current assets                    708,993
                                           --------

Office furniture, equipment and other,
 net of $222,096 of accumulated              33,378
 depreciation

Other assets
 Investment in limited liability company    119,420
  (Notes 4 and 5)
 Other                                       26,638
                                           --------
    Total other assets                      146,058
                                           --------

Total assets                               $888,429
                                           ========




                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities


 Accounts payable                         $    18,648
 Deposits, deferred revenue and other           9,318
                                          ------------
    Total current liabilities                  27,966
                                          ------------

Commitments and contingencies (Notes 2
  and 4)

Stockholders' equity
 Common stock, no par value; authorized
  10,000,000 shares; 3,072,836 shares       6,632,998
  issued and outstanding
 Accumulated deficit                       (5,772,535)
                                          ------------
                                              860,463
                                          ------------

Total liabilities and stockholders'       $   888,429
                                          ============
 equity



                    See notes to consolidated financial statements.
                                    F - 4


                        EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS






                                                For the Year Ended
                                                     March 31,
                                               --------------------
                                                1997             1996
                                        --------------------  -----------
Revenues (Note 3)
 Interest income                        $            39,039   $   97,470
 Other income                                        37,328       39,695
                                        --------------------  -----------
                                                     76,367      137,165
                                        --------------------  -----------
Expenses
 Equity in loss on investment in LLC                106,743      179,585
  (Notes 4 and 5)
 Depreciation                                        12,775       18,329
 Write-off of note receivable (Note 2)                    -      600,000
 Other operating expenses                           208,616      223,411
                                        --------------------  -----------
                                                    328,134    1,021,325
                                        --------------------  -----------
   Loss before income taxes                        (251,767)    (884,160)
Provision for income taxes (Note 3)                       -            -
                                        --------------------  -----------

Net loss                                $          (251,767)  $ (884,160)
                                        ====================  ===========

Net loss per share                              $     (.08)  $     (.29)
                                        ====================  ===========

Weighted average number of shares                3,072,836    3,072,836
                                        ====================  ===========
 outstanding


                    See notes to consolidated financial statements.
                                      F - 5



                      EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED MARCH 31, 1997 AND 1996






                              Common Stock                            Total
                          ----------------------   Accumulated     Stockholders'
                           Shares        Amount      Deficit          Equity
                       ------------  ------------  ---------------  -----------

Balances - March 31,
 1995                   3,072,836  $  6,632,998  $   (4,636,608)    $1,996,390

Net (loss) for the year      -             -           (884,160)      (884,160)
                     ------------  ------------  ---------------  -----------

Balance - March 31,
 1996                   3,072,836     6,632,998      (5,520,768)     1,112,230

Net (loss) for the year       -             -          (251,767)      (251,767)
                     ------------  ------------  ---------------  -----------

Balance - March 31,
 1997                   3,072,836  $  6,632,998  $   (5,772,535)    $  860,463
                     ============  ============  ===============  ===========


                           See notes to consolidated financial statements.

                                            F - 6



                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                    For the Year Ended
                                                          March 31,
                                                   --------------------
                                                    1997             1996
                                             --------------------  -----------
Cash flows from operating activities
 Net loss                                   $          (251,767)  $ (884,160)
                                            --------------------  -----------
 Adjustments to reconcile net loss to net
  cash used by operating activities -
   Equity in loss on investment in LLC                  106,743      179,585
   Depreciation                                          12,775       18,329
   Write-off of note receivable                               -      600,000
   Change in assets and liabilities -
     Receivables                                         (1,116)        (366)
     Other assets                                        (3,251)           -
     Accounts payable                                   (18,603)      28,514
     Deposits, deferred  revenue and                       (943)      (4,661)
                                            --------------------  -----------
      other
                                                         95,605      821,401
                                            --------------------  -----------
        Net cash used by operating                     (156,162)     (62,759)
                                            --------------------  -----------
          activities

Cash flows from investing activities
  (Purchase) redemption of certificates                (194,000)   1,018,913
    of deposit
  Purchases of office furniture and
   equipment                                             (1,709)      (4,534)
  Payments (advances) on notes receivable               500,000     (600,000)
  Investment in limited liability company                     -     (726,287)
  Distribution from LLC                                 320,539            -
                                            --------------------  -----------
        Net cash used by investing
          activities                                    624,830     (311,908)
                                            --------------------  -----------

Net (increase) decrease in cash and cash
 equivalents                                            468,668     (374,667)

Cash and cash equivalents, beginning of
 year                                                    41,387      416,054
                                            --------------------  -----------

Cash and cash equivalents, end of year      $           510,055   $   41,387
                                            ====================  ===========


                       See notes to consolidated financial statements.

                                     F - 7





                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  NATURE  OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------------


Nature  of  Business  and  Management's  Plans
----------------------------------------------

Eagle Exploration Company's primary operations have included the purchase and development of residential real estate and engaging in oil and gas exploration and production activities, acquiring whole or partial interests in oil and gas leases, and farming out or reselling all or part of its interest in these leases to other companies in the oil and gas industry. Currently, the Company has no plans to acquire additional land for development and sale nor has it identified oil and gas investment opportunities.

Principles  of  Consolidation
-----------------------------

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

Use  of  Estimates
------------------

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

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts of financial instruments including cash and cash equivalents, certificates of deposit, receivables and accounts payable approximated fair value as of March 31, 1997 because of the relatively short maturity of these instruments.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The effect of exchange rate changes on cash flows is not material.


Property  and  Equipment
------------------------

Property and equipment are recorded at cost. The Company depreciates its office furniture and equipment over an estimated useful life of five years using straight-line and accelerated methods.

Investment  in  Limited  Liability  Company
-------------------------------------------

The Company accounts for its 40 percent investment in a limited liability company using the equity method of accounting.

Loss  Per  Share
----------------

Loss per common share is computed based on the weighted average number of shares outstanding during each year.

Income  Taxes
-------------

The Company calculates and records the amount of taxes payable or refundable currently or in the future years for temporary differences between the consolidated financial statement basis and income tax based on the current enacted tax laws.


NOTE  2  -  NOTE  RECEIVABLE
----------------------------

In July, 1995, the Company advanced $600,000 to a third party in the form of a note receivable. The note bore interest at 45% and was collateralized by 180,000 shares of stock of a small cap NASDAQ company. The holder defaulted on the note and the Company exercised its rights to the collateral, which it later discovered, was allegedly illegally obtained. On February 2, 1996, the Company obtained a judgment against the holder for the principal balance of the note plus interest for a total amount of $757,794 and an additional $1.2 million under the Colorado conversion of property statute. The Company wrote-off the note balance during 1996 and has not accrued the judgments.


NOTE  3  -  INCOME  TAXES
-------------------------

There  was  no  provision  for  income  taxes  due  to  the  operating losses.


Reconciliations between the statutory federal income tax expense (benefit) rate as a percentage of loss before income taxes is as follows:



                                                      March 31,
                                                 1997         1996

Statutory federal income tax expense rate         34%         34%
Federal net operating losses utilized            (34)        (34)


Effective income tax expense                       -%          -%



At March 31, 1997, the Company has net operating loss carryforwards for federal and state income tax purposes as follows:

               Net Operating                   Year of
                  Losses                     Expiration
     ---------------------------------      ------------
                $1,040,000                       2000
                 1,482,000                       2001
                 1,162,000                       2002
                   426,000                       2003
                   464,000                       2004
                     1,000                       2005
                    33,000                       2006
                       -                         2007
                    97,000                       2011
                   862,000                       2012
                  ----------

                   $5,567,000
                   ==========


The Company has an approximately $1,900,000 deferred tax asset as a result of the net operating losses assuming a 34% effective tax rate. There is uncertainty as to whether the Company will generate sufficient revenues in the future to utilize the net operating loss carryforwards and therefore 100% of the deferred tax asset resulting from the net operating loss carryforwards has been fully impaired.



NOTE  4  -  INVESTMENT  IN  LIMITED  LIABILITY  COMPANY
-------------------------------------------------------

The  Company  has  filed  a  lawsuit  against  the  managing member of the LLC relating to the managing partners delaying and/or refusing to sell the property of the LLC and other matters relating to transactions entered into by the managing partner. The audited financial statements for the LLC as required by generally accepted accounting principles and Registration S-X of the Securities Act of 1933 related to separate financial statements of a significant subsidiary were not available due to the above litigation. As a result, the Company has recorded its share of income or loss of the LLC based on compiled financial statements provided by the LLC which is summarized in the balance sheet and statement of operations of the LLC below.

The following is a condensed unaudited balance sheet and statement of operations for the LLC as of December 31, 1996:

                            CONDENSED BALANCE SHEET
                               DECEMBER 31, 1996
                                  (UNAUDITED)


                                    Assets


Cash and cash equivalents                  $   199,870
Tenant receivables                              18,560
Prepaid expenses                                 5,523
Property and equipment, net                 10,408,438
Other assets, net                              163,995
                                           ------------

                                           $10,796,386
                                           ============
Liabilities and Members' Equity

Accounts payable and accrued liabilities   $   501,297
Mortgage payable                            10,891,681
                                           ------------
                                            11,392,978
Members' deficit                              (596,592)
                                           ------------

                                           $10,796,386
                                           ============
CONDENSED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1996
(UNAUDITED)

Revenues                                   $ 1,698,062
Operating expenses                          (1,149,374)
Other expenses, net                           (815,545)
                                           ------------

                                           $  (266,857)
                                           ============

NOTE  5  -  SIGNIFICANT  FOURTH  QUARTER  ADJUSTMENT
----------------------------------------------------

In the fourth quarter for the year ended March 31, 1997, the Company made the following adjustment to the financial statements:

The unaudited net loss for the LLC for the year ended December 31, 1996 vaired from the quarterly unaudited interim financial information received by the Company from the LLC which indicated net income through September 30, 1996. Therefore, the Company recorded an adjustment of $331,477 to reduce the Company's equity in the LLC's operations to 40% of the year ended December 31, 1996 unaudited loss of $266,857 (Note 4).