Form 10QSB
period 1997-06-30
EAGLE EXPLORATION CO
filed 1997-08-14
CIK 30906

U. S. Securities and Exchange Commission
                                 Washington, D. C. 20549
                                      FORM 10-QSB

          (Mark One)
             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE For the quarterly period ended June 30, 1997
                                                  ---------------

                    [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                    For the transition period from to

                    Commission file number 0-9458
                                           ------

                                Eagle Exploration Company
                       ---------------------------------------------
                  (Exact name of Registrant as specified in its charter)

          Colorado                                  84-0804143
(State or other jurisdiction of                 (I.R.S. Employer ID)
incorporation or organization)
                                1801 Broadway, Suite 700
                                 Denver, Colorado  80202
                              ---------------------------
                       (Address of principal executive offices)

                                     (303) 296-3677
                              ---------------------------
                               (Issuer's telephone number)

                                        None
                                   --------------
            (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                         --


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of  securities  under  a  plan  confirmed  by  court.    Yes    X    No
                                                               ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,072,836
                                                          ---------

Transitional Small Business Disclosure format: (check one)  Yes  No  X
----------------------------------------------------------------------



              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

   INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PART  I             FINANCIAL  INFORMATION                         PAGE
-------             ----------------------                         ----

Item 1              Unaudited Condensed Consolidated
------               Balance Sheets - June 30, 1997,
                     and March 31, 1997                              3

                    Unaudited Condensed Consolidated
                     Statements of Operations - Three
                     Months Ended June 30, 1997 and 1996             4

                    Unaudited Condensed Consolidated
                     Statements of Cash Flows - Three
                     Months Ended June 30, 1997 and 1996             5

                    Notes to Unaudited Condensed
                     Consolidated Financial Statements               6

Item 2              Management's Discussion and Analysis
------               of Financial Condition and Results
                     of Operations                                   7

PART II             SIGNATURES                                       8
-------             ----------



PART I                       FINANCIAL INFORMATION
------

Item 1
-------
                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                       June 30,     March 31,
                                         1997         1997
                                       --------     ---------

                                    ASSETS

Cash and cash equivalents                $467,721    $510,055
Certificates of deposit                   194,000     194,000
Other receivables                           4,078       4,938
                                         --------    --------
Current assets                            665,799     708,993

Office furniture, equipment and
  other, net of $223,796 of accumulated
  depreciation at June 30, 1997, and
  $222,096 of accumulated depreciation
  at March 31, 1997                        32,178      33,378
Investment in limited liability company   119,420     119,420
Other                                      26,638      26,638
                                         --------    --------

                                         $844,035    $888,429
                                         ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                         $ 14,919    $ 18,648
Deposits, deferred revenue and other        9,318       9,318
                                         --------    --------

  Current liabilities                      24,237      27,966
                                         --------    --------

Stockholders' equity
  Common stock, no par value;
  authorized 10,000,000 shares;
  3,072,836 shares issued and
  outstanding                           6,632,998    6,632,998
  Accumulated deficit                  (5,813,200)  (5,772,535)
                                       ----------    ---------

                                          819,798      860,463
                                       ----------    ---------

                                       $  844,035    $ 888,429
                                       ==========    =========

See Notes to Unaudited Condensed Consolidated Financial Statements.




               EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                            For the Three Months Ended
                                             June 30,           June 30,
                                               1997               1996
                                            ---------            --------

REVENUES:

  Interest income                             $10,584             $15,750
  Other                                         6,263               7,556
                                              -------             -------

     TOTAL REVENUES                            16,847              23,306
                                              -------             -------

EXPENSES:

Depreciation                                    1,700               2,555
Other operating expenses                       55,812              61,953
                                            ---------            ---------

TOTAL EXPENSES                                 57,512              64,508
                                            ---------            ---------

NET INCOME (LOSS)                            $(40,665)           $(41,202)
                                            =========            =========
  NET INCOME (LOSS) PER SHARE                $   (.01)           $   (.01)
                                            =========            =========
Weighted  average  number  of  shares
  outstanding                               3,072,836           3,072,836
                                            =========            =========




See  Notes  to  Unaudited  Condensed  Consolidated  Financial  Statements.




        EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           For the Three Months Ended
                                            June 30,       June 30,
                                              1996          1995
                                           ------------  ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                        $  (40,665)     $ (41,202)
                                           ------------    ------------
  Adjustments  to  reconcile  net  income
   (loss)  to  net  cash  provided  (used)
   by  operating  activities:
    Depreciation                                1,700          2,555
  Change in assets and liabilities:
   Decrease in accounts receivable                860            546
   (Decrease) in accounts payable              (3,729)       (27,296)
                                           ------------    --------------

       Total adjustments                       (1,169)       (24,195)
                                           ------------     --------------

     NET CASH (USED) BY
      OPERATING ACTIVITIES                    (41,834)       (65,397)
                                           ------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collection of note receivable                    -0-       500,000
  Redemption (purchase of certificates
   of deposit                                      -0-      (198,000)
  Investment in limited liability
   company                                         -0-       320,538
  Purchase of furniture and equipment            (500)            -0-
                                            -----------      --------------

     NET CASH FLOWS (USED) PROVIDED BY
      INVESTING ACTIVITIES                       (500)       622,538
                                            -----------      --------------

NET INCREASE (DECREASE) IN CASH AND
 TEMPORARY CASH INVESTMENTS                   (42,334)       557,141
                                            -----------      --------------

CASH AND TEMPORARY CASH INVESTMENTS,
 BEGINNING OF YEAR                            510,055         41,387
                                            -----------      --------------

CASH AND TEMPORARY CASH INVESTMENTS,
 END OF THE QUARTER                          $467,721       $598,528
                                            ===========      ==============


See  Notes  to  Unaudited  Condensed  Consolidated  Financial  Statements.





                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Opinion  of  Management
-----------------------



1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at June 30, 1997, and March 31, 1997, and of the consolidated statements of operations and consolidated statements of cash flows for the three months ended June 30, 1996 and 1997. Except for as noted in the Company's 10-KSB, we are unable to obtain audited financial statements supporting the Company's investment in a limited liability company (LLC) at March 31, 1997, or monthly financial statements for the three months ended June 30, 1997. Therefore, this report has not incorporated the financial information concerning the Company's ownership in the LLC. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the above mentioned exception. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 1997, included in the Company's 10-KSB filed with the Securities and Exchange Commission on June 27, 1997.


Item  2:    Managements's  Discussion  and Analysis of Financial Condition and
------------------------------------------------------------------------------
Results  of  Operation.
-----------------------


Financial  Condition,  Liquidity  and  Capital  Resources
---------------------------------------------------------

     Cash, temporary cash investments and certificates of deposits decreased $42,334 for the quarter ended June 30, 1997.

     Stockholder's equity decreased from $860,463 to $819,798 for the period ended June 30, 1997, primarily due to the result of a net loss for the quarter.



Results  of  Operations
-----------------------

For  the  three months ended June 30, 1996, compared to the three months ended
------------------------------------------------------------------------------
June  30,  1995.
----------------

     For the quarter ended June 30, 1997, the Company's total revenues were $16, 847 as compared to $23,306 for the quarter ended June 30, 1996. Total expenses for the period ended June 30, 1997, were $57,512 as compared to $64,508 for the period ended June 30, 1996.




             EAGLE  EXPLORATION  COMPANY  AND  SUBSIDIARIES


PART  II
--------



                             SIGNATURES
                             ----------


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


                                  EAGLE EXPLORATION COMPANY
                                  (Registrant)


                                  By  /s/ Raymond N. Joeckel
                                  Raymond N. Joeckel
                                  President/Chief Financial Officer



                                  By /s/ Paul M. Joeckel
                                  Paul M. Joeckel
                                  Secretary


Date:    August  14,  1997