Form 10QSB
period 1997-09-30
EAGLE EXPLORATION CO
filed 1997-11-14
CIK 30906

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549
                                  FORM 10-QSB

(Mark One)

     [ X ]  QUARTERLY REPORT UNDER SECTION 10 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997
                                    ------------------

     [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE EXCHANGE ACT
     For the transition period from to.

     Commission File Number: 0-9458
                             ------

                           Eagle Exploration Company
                           -------------------------
             (Exact name of Registrant as specified in it charter)

     Colorado                                   84-0804143
     --------                                   ----------
(State or other jurisdiction of                    (I.R.S. Employer ID Number)
 incorporation or organization)

                           1801 Broadway, Suite 700
                           Denver, Colorado   80202
                           ------------------------
                   (Address of principal executive offices)

                                (303) 296-3677
                                --------------
                          (Issuer's telephone number)

                        1776 Lincoln Street, Suite 1311
                           Denver, Colorado   80203
                           ------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                                                        --

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of  securities  under  a  plan  confirmed  by  court.    Yes    X    No.
                                                              ---

     State the number of shares outstanding of each of the issuer's classed of common equity, as of the latest practicable date: 3,072,836.
                                                          ---------

     Transitional  Small  Business  Disclosure format: (Check One)  Yes No  X.
                                                                           --

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
        INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




PART I     FINANCIAL INFORMATION                         PAGE
------     ---------------------                         ----


Item 1     Unaudited Condensed Consolidated
------
          Balance Sheets - September 30, 1997,
          and March 31, 1997                              3

          Unaudited Condensed Consolidated
          Statements of Operations - Three
          Months Ended September 30, 1996
          and 1997 and Six Months Ended
          September 30, 1996 and 1997                    4

          Unaudited Condensed Consolidated
          Statements of Cash Flow - Six Months
          Ended September 30, 1996 and 1997               5

          Notes to Unaudited Condensed
          Consolidated Financial Statements               6

Item 2     Management's Discussion and Analysis
------
          of Financial Condition and Results
          of Operations                                   7




PART II     SIGNATURES                                   8
-------     ----------

PART I
------
                             FINANCIAL INFORMATION
                             ---------------------
Item 1
------
                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                September 30,     March 31,
                                                    1997             1997
                                                    ----             ----
Current assets
 Cash and cash equivalents                     $  132,208         $510,055
 Certificates of deposit                          491,000          194,000
 Other receivables                                  3,899            4,938
                                                ----------       ----------
   Total current assets                           627,107          708,993
                                                ----------       ----------

Office furniture, equipment and
 other, net of $225,496 of
 accumulated depreciation at
 September 30, 1997, and $222,096
 of accumulated depreciation at
 March 31, 1997.                                  30,478           33,378
Investment in limited liability
 company                                         119,420          119,420
Other                                             26,638           26,638
                                               ----------       ----------

Total assets                                  $  803,643       $  888,429
                                               ==========       ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                             $   13,018       $   18,648
 Deposits, deferred revenue
  and other                                        9,318            9,318
                                               ----------       ----------
    Total current liabilities                     22,336           27,966
                                               ----------      -----------

Stockholders' equity
  Common stock, no par value;
   authorized 10,000,000 shares;
   3,072,836 shares issued and
   outstanding                                 6,632,998        6,632,998
  Accumulated deficit                         (5,851,691)      (5,772,535)
                                               ---------        ---------
                                                 781,307          860,463
                                               ---------        ---------

Total liabilities and
  stockholders' equity                        $  803,643       $  888,429
                                               ==========      ==========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



               For the Three     For the Three     For the Six     For the Six
                Months Ended      Months Ended     Months Ended    Months Ended
                September 30,     September 30,    September 30,   September 30,
                    1997              1996             1997             1996
                    ----              ----             ----             ----

Revenue:
 Interest income  $   11,175      $    6,483      $   21,759       $   22,233
 Other income          5,898           7,129          12,161           14,685
                    ----------     ----------     ----------        ----------

     Total Revenue    17,073          13,612          33,920           36,918
                     ---------     ----------     ----------         ----------

(Income) Expenses:

(Income) loss from
 investment in
 limited liability
 company                  -         (124,684)            -            (80,683)
Depreciation           1,700           2,555          3,400             5,110
Other operating
 expenses             53,865          50,208        109,676           112,161
                    ----------     ----------     ----------         ---------

  Total (Income)
    Expense           55,565         (71,921)       113,076            36,588
                    ----------     ----------      ----------         --------
  Net Income
   (Loss)           $(38,492)     $   85,533     $  (79,156)          $   330
                    ==========      ==========     ==========          ========
  Net Income
   (Loss) Per
   Share            $   (.01)     $      .03     $     (.03)                *
                    ==========      ==========     ==========           ========

Weighted average
 number of share
 outstanding       3,072,836       3,072,836      3,072,836           3,072,836
                    ==========     ==========     ==========          ==========

* Less than $.01 per share


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 For the Six     For the Six
                                                Months Ended     Months Ended
                                                September 30,    September 30,
                                                    1997               1996
                                                    ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                               $  (79,156)       $    330
                                                  ----------      ----------
 Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
   Depreciation                                       3,400           5,110
   Income from investment in
    limited liability company                            -          (80,683)
 Change in assets and liabilities:
  Decrease (increase) in accounts
   receivable                                         1,039          (2,085)
  (Decrease) in accounts payable                     (5,630)       (101,520)
                                                   ----------      ----------

     Total adjustments                               (1,191)       (101,520)
                                                   ----------      ----------

     NET CASH FLOWS PROVIDED (USED)
      BY OPERATING ACTIVITIES                       (80,347)       (101,190)
                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                           -          500,000
 Purchase of certificates of deposit               (297,000)       (491,000)
 Purchase of furniture and equipment                   (500)             -
 Return on investment in limited
  liability company                                      -          320,538
                                                    ----------     ----------

     NET CASH FLOWS PROVIDED (USED)
      BY INVESTING ACTIVITIES                      (297,500)        329,538
                                                     ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  (377,847)        228,348

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                            510,055          41,387
                                                    ----------     ----------

CASH AND CASH EQUIVALENTS, END OF
 YEAR                                            $  132,208      $  269,735
                                                   ==========     ==========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Opinion  of  Management
-----------------------

1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at September 30, 1997, and March 31, 1997, and of the
condensed consolidated statements of operations for the three and six months ended September 30, 1996 and 1997 and condensed consolidated statements of cash flows for the six months ended September 30, 1996 and 1997. Except for as noted in the Company's 10-KSB, we are unable to obtain audited financial statements supporting the Company's investment in a limited liability company
(LLC)  at  March  31, 1997, or monthly financial statements for the six months ended September 30, 1997. Therefore, this report has not incorporated the financial information concerning the Company's ownership in the LLC. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Item  2:    Management's'  Discussion  and Analysis of Financial Condition and
--------    ------------------------------------------------------------------
Results  of  Operation.
----------------------

Financial  Condition,  Liquidity  and  Capital  Resources
---------------------------------------------------------

     Eagle Exploration Company's primary operations previously included the purchase and development of residential real estate. The Company's operations also previously included engaging in oil and gas exploration and production activities, acquiring whole or partial interest in oil and gas leases, and farming out or reselling all or part of its interest in these leases to other companies in the oil and gas industry. The Company sold all land held for development during the year ended March 31, 1995. Currently, the Company has no plans to acquire additional land for development and sale but is investigating various potential acquisitions and other business opportunities.

     Cash  and  cash  equivalents decreased for the six months ended September
30,  1997,  $377,847.    For  the  same  period  the  certificates of deposits
increased  $297,000.

     Stockholders' equity decreased from $860,462 to $781,306 or $79,156 for the six months ended September 30, 1997.

Results  of  Operations
-----------------------

For  the six months ended September 30, 1997, compared to the six months ended
------------------------------------------------------------------------------
September  30,  1996.
--------------------

     For the six months ended September 30, 1997, the Company's total revenue was $33,920 as compared to $36,918 for the six months ended September 30, 1996.

     Total expenses for the six month period ended September 30, 1997, were $113,076 as compared to (net of income from the investment in the LLC of $80,683) or $36,588 for the period ended September 30, 1996.

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES


PART II
-------

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EAGLE  EXPLORATION  COMPANY
                                   (Registrant)






                                   By:        /s/  Raymond  N.  Joeckel
                                          -----------------------------
                                        Raymond  N.  Joeckel
                                        President/Chief  Financial
                                          Officer





                                   By:          /s/  Paul  M.  Joeckel
                                          ----------------------------
                                        Paul  M.  Joeckel
                                        Secretary

                                        Date:    November  11,  1997