Form 10QSB
period 1997-12-31
EAGLE EXPLORATION CO
filed 1998-02-13
CIK 30906

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549
                                  FORM 10-QSB

(Mark One)

     [ X ]  QUARTERLY REPORT UNDER SECTION 10 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 1997
                                           -----------------

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

                           1801 Broadway, Suite 1420
                           Denver, Colorado   80202
                           ------------------------
                   (Address of principal executive offices)

                                (303) 296-3677
                                --------------
                          (Issuer's telephone number)

                           1801 Broadway, Suite 700
                           Denver, Colorado   80202
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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of  securities  under  a  plan  confirmed  by  court.    Yes    X    No.
                                                              ---

     State the number of shares outstanding of each of the issuer's classed of common equity, as of the latest practicable date: 3,072,836.
                                                          ---------

     Transitional  Small  Business  Disclosure  format:  (Check One) Yes No X.
                                                                            -

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
             INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




PART I     FINANCIAL INFORMATION                         PAGE
------     ---------------------                         ----


Item 1     Unaudited Condensed Consolidated
------
          Balance Sheets - December 31, 1997,
          and March 31, 1997                              3

          Unaudited Condensed Consolidated
          Statements of Operations - Three
          Months Ended December 31, 1996
          and 1997 and Nine Months Ended
          December 31, 1996 and 1997                      4

          Unaudited Condensed Consolidated
          Statement of Cash Flow - Nine Months
          Ended December 31, 1996 and 1997                5

          Notes to Unaudited Condensed
          Consolidated Financial Statements               6

Item 2     Management's Discussion and Analysis
------
          of Financial Condition and Results
          of Operations                                   7




PART II     SIGNATURES                                   8
-------     ----------

PART I
------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1
------
                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                             December 31,       March 31,
                                                 1997              1997
                                                 ----              ----
Current assets
 Cash and cash equivalents                   $  266,281         $510,055
 Certificates of deposit                        392,000          194,000
 Other receivables                                4,667            4,938
                                             ----------       ----------
   Total current assets                         662,948          708,993
                                             ----------       ----------

Office furniture, equipment and
 other, net of $227,196 of
 accumulated depreciation at
 December 31, 1997, and $222,096
 of accumulated depreciation at
 March 31, 1997.                                 52,637          33,378
Investment in limited liability
 company                                         24,725         119,420
Other                                            26,638          26,638
                                             ----------      ----------

Total assets                                 $  766,948      $  888,429
                                             ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                            $    8,498      $   18,648
 Deposits, deferred revenue
  and other                                       9,318           9,318
                                             ----------      ----------
    Total current liabilities                    17,816          27,966
                                             ----------      ----------

Stockholders' equity
  Common stock, no par value;
   authorized 10,000,000 shares;
   3,072,836 shares issued and
   outstanding                                6,632,998       6,632,998
  Accumulated deficit                        (5,883,866)     (5,772,535)
                                             ----------      ----------
                                                749,132         860,463
                                             ----------      ----------

Total liabilities and
  stockholders' equity                       $  766,948      $  888,429
                                             ==========      ==========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                     For the Three  For the Three  For the Nine   For the Nine
                      Months Ended    Months Ended  Months Ended   Months Ended
                      December 31,    December, 31,  December 31,  December 31,
                          1997            1996           1997           1996
                          ----            ----           ----           ----
Revenue:
 Interest income     $   16,144     $    12,382     $   37,903     $   34,615
 Other income             6,230           7,913         18,391         22,598
                     ----------      ----------     ----------     ----------

     Total Revenue       22,374          20,295         56,294         57,213
                     ----------      ----------     ----------     ----------
(Income) Expenses:

(Income) loss from
 investment in
 limited liability
 company             $       -       $ (144,051)    $       -      $ (224,734)
Depreciation              1,700           2,555          5,100          7,665
Other operating
 expenses                52,849          45,893        162,525        158,054
                     ----------      ----------     ----------      ---------

  Total (Income)
   Expense               54,549        (95,603)        167,625        (59,015)
                     ----------     ----------      ----------      ---------

  Net Income (Loss)  $  (32,175)    $  115,898      $ (111,331)     $ 116,228
                     ==========     ==========      ==========      =========

Basic Net Income
 (Loss) Per Share    $     (.01)    $      .04     $      (.04)     $     .04
                     ==========     ==========     ===========      =========

Weighted average
 number of share
 outstanding          3,072,836      3,072,836       3,072,836      3,072,836
                     ==========     ==========      ==========     ==========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               For the Nine     For the Nine
                                               Months Ended     Months Ended
                                                December 31,     December 31,
                                                   1997              1996
                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $ (111,331)     $  116,228
                                               ----------      ----------
 Adjustments to reconcile net income
  (loss) to net cash (used)
  by operating activities:
   Depreciation                                     5,100           7,665
   Income from investment in
    limited liability company                          -         (224,734)
 Change in assets and liabilities:
  Decrease (increase) in accounts
   receivable                                         271          (1,247)
  (Decrease) in accounts payable                  (10,150)        (23,557)
                                                ----------      ----------

     Total adjustments                             (4,779)       (241,873)
                                                ----------      ----------

     NET CASH FLOWS (USED) BY
      OPERATING ACTIVITIES                       (116,110)       (125,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of note receivable                         -          500,000
 Purchase of certificates of deposit             (198,000)       (491,000)
 Purchase of furniture and equipment              (24,359)         (4,958)
 Return on investment in limited
  liability company                                94,695         320,538
                                                ----------     ----------

     NET CASH FLOWS PROVIDED (USED)
      BY INVESTING ACTIVITIES                    (127,664)        324,580

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                (243,774)        198,935

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                          510,055          41,387
                                               ----------      ----------

CASH AND CASH EQUIVALENTS, END OF
 THE QUARTER                                   $  266,281      $  240,322
                                               ==========      ==========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Opinion  of  Management
-----------------------

1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at December 31, 1997, and March 31, 1997, and of the
condensed consolidated statements of operations and condensed consolidated statements of cash flows for the nine months ended December 31, 1996 and 1997. Except for as noted in the Company's 10-KSB, we are unable to obtain audited financial statements supporting the Company's investment in a limited liability company (LLC) at March 31, 1997, or monthly financial statements for the nine months ended December 31, 1997. Therefore, this report has not incorporated the financial information concerning the Company's ownership in the LLC. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

3. During the third quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 28, "Earnings Per Share" (FAS 128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodology. The restated amounts did not differ materially from amounts previously reported. As the Company has no dilutive potential common shares, no diluted earnings per share is presented.

Item  2:    Management's'  Discussion  and Analysis of Financial Condition and
--------    ------------------------------------------------------------------
Results  of  Operation.
----------------------

Financial  Condition,  Liquidity  and  Capital  Resources
---------------------------------------------------------

     Cash and cash equivalents decreased for the nine months ended December 31, 1997, $243,774. For the same period the certificates of deposit increased $198,000.

     Stockholders' equity decreased from $860,462 to $749,131 or $111,331 for the nine months ended December 31, 1997.

     Subsequent to the nine months period ended December 31, 1997, the Company settled its lawsuit, and the apartment project is in the process of being sold.

Results  of  Operations
-----------------------

For the nine months ended December 31, 1997, compared to the nine months ended
------------------------------------------------------------------------------
December  31,  1996.
-------------------

     For the nine months ended December 31, 1997, the Company's total revenue was $56,294 as compared to $57,213 for the nine months ended December 31, 1996.

     Total expenses for the nine month period ended December 31, 1997, were $167,625 as compared to (net of income from the investment in the LLC of $224,734) ($59,015) for the period ended December 31, 1996.

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


                                   EAGLE  EXPLORATION  COMPANY
                                   (Registrant)






                                   By:        /s/  Raymond  N.  Joeckel
                                          -----------------------------
                                        Raymond  N.  Joeckel
                                        President/Chief  Financial
                                          Officer





                                   By:          /s/  Paul  M.  Joeckel
                                          ----------------------------
                                        Paul  M.  Joeckel
                                        Secretary










Date:          February  9,  1998