Form 10KSB
period 1998-03-31
EAGLE EXPLORATION CO
filed 1998-06-30
CIK 30906

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-KSB

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For  the  fiscal  year  ended  March  31,  1998
                                             ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For  the  transition  period  from  ____________  to  ____________.

Commission  File  No.  0-9458
                       ------

                           Eagle Exploration Company
                           -------------------------
                (Name of small business issuer in its charter)
          Colorado                                                  84-0804143
          --------                                                  ----------
(State  or  other  jurisdiction  of                  (IRS Employers ID Number)
incorporation  or  organization)

               1801 Broadway, Suite 1420, Denver, Colorado 80202
               -------------------------------------------------
             (Address and zip code of principal executive offices)
Registrant's  telephone  number,  including  area  code:    303/296-3677
                                                            ------------

Securities  registered  pursuant  to  Section  12  (b)  of  the  Act:    None
Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

                          Common Stock, No Par Value
                          --------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                                                      No ___
               ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State  Registrant's  revenues  for  its  most  recent fiscal year $74,802
                                                                       -------

     At June 8, 1998, 3,072,836 shares of common stock, no par value, the Registrant's only class of voting stock) were outstanding. The aggregate market value of the 1,530,378 common shares of Registrant held by nonaffiliates was approximately $286,946 at June 8, 1998, based on the mean between the bid and asked prices on the OTC Bulletin Board. See Item 5 herein for additional information in this regard.

                       The Exhibit Index appears on page 13.



                                    PART I

Item  1.    Description  of  Business.
--------------------------------------

Nature  of  Business  and  Management's  Plan
---------------------------------------------

     Eagle Exploration Company's primary operations included the purchase and development of residential and commercial real estate. The Company's operations also primarily included engaging in oil and gas exploration and production activities, acquiring whole or partial interests in oil and gas leases, and farming out or reselling all or part of its interest in these leases to other companies in the oil and gas industry. The Company sold all land held for development during the year ended March 31, 1995. Also the Company's commercial property is under contract and scheduled to close subsequent to the year ended March 31,1998. At this time, the Company has no plans to acquire additional land for development and sale but is investigating various potential acquisitions and other business opportunities.

1998  Activities
----------------

     As discussed in the Company's previous reports, the Company brought suit against the manager of Eagle's Landing, LLC, (the "LLC"). The Company owns a 40 percent membership interest in the LLC and the purpose of the LLC was to develop, lease and sell an apartment house project located in Jefferson County, Colorado. In this case, the Company, for itself and on behalf of the LLC sued the manager of the LLC, seeking various relief, including an order that the manager market and sell the property owned by the LLC, that he recover moneys owed to the LLC and that he distribute to the members of the LLC amounts owed to them. The case was stayed on March 11, 1998, by the court on a joint motion for stipulation filed pursuant to the terms of a settlement agreement executed by the parties as of January 30, 1998. Under the terms of the settlement agreement, the property is to be marketed and sold. Upon such sale the manager is required to pay to the Company its share of the sale proceeds along with other amounts owed to the Company by the manager. The Company is not liable to pay any money to any person or entity under the settlement agreement.

     On March 5, 1998, the LLC entered into a Purchase and Sale Agreement with a qualified buyer. The purchase price for the apartment complex is $15,300,000. The agreement provides for, among other things, that the buyer's obligation to close be subject to inspections and financing.

     Subsequent to year end, the parties entered into the First Amendment to Purchase and Sale Agreement (April 10, 1998). The amendment provides for, among other things, that the buyer remove all inspection contingencies. The finance contingency was also removed. The buyer was approved by the LLC's lender to assume the property's existing loan in the amount of approximately $10,700,000 on March 31, 1998. The purchase price was not adjusted. Non-refundable earnest money was increased to $865,000, and the Company's proportionate share was deposited in escrow with the title company. The closing date was modified to occur on the earlier of July 31, 1998, or the closing of the buyer's sale of certain improved real estate. Upon closing, the Company's share of net proceeds, are contemplated to be approximately $2,000,000.

     Also during fiscal 1998 the Company elected to develop potential gas reserves on certain minerals it owns in Wallace County, Kansas. To cure a potential title problem related to its mineral ownership, the Company commenced a quiet title action on the mineral interest acquired by the Company. On February 2, 1998, the Company received a judgment quieting the title of its mineral interest.

     The  Company's  mineral  interest  is a 75 percent interest in the S/2 of
Section 19, Township 13 South, Range 42 West, Wallace County, Kansas. The Skelly Oil Company drilled the No. 1 Sexson, NESW, Section 19, Township 13 South, Range 42 West, Wallace County, Kansas. After two successful drill stem tests in August, 1956, Skelly set production casing and completed this well in February, 1957, for 5,000 MCFGPD in an Upper Morrow Sandstone. It was after completion that a gas analysis revealed the bad news that the heating value was only 491 BTU. The gas had burned during previous testing so Skelly had no suspicion that the gas was unusual. In spite of a relatively high helium content of 2.3 percent the No. 1 Sexson was later plugged because of the absence of either a gas or helium market.

     During fiscal 1998 the construction of a $100 million gas plant was commenced nearby the No. 1 Sexson well. The Company entered into a pooling agreement with the owners of the remaining 25 percent interest under its land as well as the N/2 of Section 19. The pooling agreement stipulates that the Company owns a 37.5 percent working interest and a 5.625 percent royalty interest in 640 acres. The agreement further provides that the Company subsequent to year end will participate with its 37.5 percent working interest and attempt a washdown on the old No. 1 Sexson well.

     The estimated cost to washdown and complete the well is $75,000. Reserves for similar gas wells in the area are estimated at 1 billion cubic feet of gas per well. Based on well control on the pooled acreage, it appears that one additional gas well may be developed. The cost to drill and complete an additional test well in the area is approximately $200,000. No additional drilling is planned at this time.


Employees
---------

     At June 8, 1998, the Company had two full-time employees. The Company has and may retain independent consultants from time to time on a limited basis.


Item  2.    Properties.
-----------------------

     The Company's assets consist of a 40 percent interest in the LLC, cash, office furniture and equipment, and very minor interests in oil and gas properties including one lease operated by the Company.


Item  3.    Legal  Proceedings.
-------------------------------

     Eagle Development Company v. Terrence J. O'Connor, Boulder County, Colorado, District Court, Case No. 97-458. This case was stayed on March 11, 1998, by the court on a Settlement Agreement executed by the parties as of January 30, 1998. Although the Settlement Agreement resolves all the issues, the case remains open to assist the Company, if necessary, to implement the provisions of the Settlement Agreement. The property is scheduled to close subsequent to year end. Proceeds from the sale are to be disbursed in accordance with the Settlement Agreement. At that time all the provisions should be satisfied, and the Company will file a release of this case with the court.


Item  4.    Submissions  of  Matters  to  a  Vote  of  Security  Holders.
-------------------------------------------------------------------------

     No matter was submitted during the fourth quarter of fiscal 1998 to a vote of the Company's security holders.

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


                              Bid  High                    Bid  Low
                              ---------                    --------
1996
----

2nd  quarter                       $.30                       $.22
3rd  quarter                     $.2825                     $.1575
4th  quarter                       $.25                      $.125


1997
----

1st  quarter                      $.25                      $.125
2nd  quarter                      $.25                      $.125
3rd  quarter                      $.25                      $.125
4th  quarter                      $.25                      $.125


1998
----

1st  quarter                      $.25                      $.125

     As of June 8, 1998, the Company had approximately 538 holders of record of its common stock.

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on its common stock have been paid by the Company, nor does the Company anticipate that such dividends will be paid in the foreseeable future.









Item  6.    Management's  Discussion  and  Analysis  or  Plan  of  Operation.
-----------------------------------------------------------------------------

Financial  Condition,  Liquidity  and  Capital  Resources
---------------------------------------------------------

     Cash, cash equivalents and certificates of deposit for the year ended March 31, 1998, were $630,450 as compared to $704,055 for the same period
ended  March  31,  1997.    This is a decrease of approximately ten percent or
$73,605.

     Shareholders' equity for the year ended March 31, 1998, was $696,200 as compared to the prior fiscal year ended March 31, 1997, shareholders' equity was $860,463 a loss of $164,263.

     The attached auditors' report concluded with no opinion on the Company's financial statements because the LLC was not audited for its years ended March 31, 1996 and 1997. As a result, the Company is not able to ascertain the audited value of its investment in the LLC nor its equity interest in the earnings or losses of the LLC for the year ended March 31, 1998. The Company did not have a controlling interest in the LLC operating the apartment project and therefore it was unable to cause the LLC to audit the financial
statements for these  periods.    Also as a result of the litigation surrounding
the project, the Company did not receive the necessary financial information
to conduct its own audit.    However,  the Company was successful in causing
the LLC to audit the financial statements for its first year in the project which included the construction phase of the project. It also caused a compilation of the LLC's financial statements for its calendar years ended 1996 and 1997 and through closing of the sale of the apartment property by an unrelated accounting firm. The 1995 audit and 1996 compilation assisted management in recognizing issues that facilitated the litigation process and ultimately assisted management in the settlement of this case.
The compilation for 1997 through closing date of the sale will determine profits for that period as well as point out any unusual expenses. As a result the Company's accounting firm will consider reissuing the attached report subject to review of the compilation and closing documents for the sale of the apartment project.

     Upon closing of the apartment project the Company will add approximately $2 million in cash to the balance sheet. This closing will also end all litigation matters and enable management to focus on its on going plan of investigating various potential acquisition and other business opportunities. Over the year management has investigated several acquisitions that were not acceptable.


Results  of  Operations
-----------------------

Fiscal  1998  Compared  with  Fiscal  1997
------------------------------------------

     Total revenue decreased slightly for the year ended March 31, 1998, to $74,802 as compared to $76,367 for the year ended March 31, 1997. The Company reported a net loss of $164,263 for the year ended March 31, 1998, as compared to a net loss or $251,767 for the prior year ended March 31, 1997.

     Total expenses for the year ended March 31, 1998, were $239,065 as compared to $328,134 for the previous year ended March 31, 1997. The net decrease of $89,069 is primarily attributable to the Company's 40% membership interest in the LLC's loss for 1997 which totaled approximately $107,000.
As previously discussed, the Company's have equity earnings or losses of the LLC for the year ended March 31, 1998 were not ascertainable.
Also, this reduction was partially offset by an increase of approximately $16,000 in legal fees (up from $31,000 to $47,000).


Item  7.    Financial  Statements.
----------------------------------

     See  pages  F-1  through  F-7

                           EAGLE EXPLORATION COMPANY

                           FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT
                                MARCH 31, 1998

                EAGLE EXPLORATION COMPANY AND SUBSIDIARIES




                               TABLE OF CONTENTS
                               -----------------

                                                                    Page
                                                                    ----

Independent  Auditors'  Report                                      F - 2

Consolidated  Financial  Statements

     Consolidated  Balance  Sheet  as  of  March  31,  1998         F - 3

     Consolidated  Statements  of  Operations  for  the  Years
      Ended  March  31,  1998  and  1997                            F - 4

     Consolidated  Statement  of  Stockholders'  Equity  for
      the  Years  Ended  March  31,  1998  and  1997                F - 5

     Consolidated Statements of Cash Flows for the Years Ended
      March 31, 1998 and 1997                                       F - 6

     Notes  to  Consolidated  Financial  Statements                 F - 7

                         INDEPENDENT AUDITORS' REPORT





To  the  Board  of  Directors  and  Stockholders
Eagle  Exploration  Company
Denver,  Colorado


We were engaged to audit the accompanying balance sheet of Eagle Exploration Company and Subsidiaries as of March 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

We are unable to obtain audited financial statements supporting the Company's investment in a limited liability company (LLC) stated at $24,725 at March 31, 1998 or its equity in earnings or losses of the LLC, as described in Note 4 to the consolidated financial statements; nor were we able to satisfy ourselves as to the carrying value of the investment in the LLC or the equity in its earnings or losses by other auditing procedures.

Since the Company has not received audited financial statements for the LLC and we were not able to apply other auditing procedures to satisfy ourselves as to the carrying value of the investment or the results of its operations, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these consolidated financial statements.




                                        /s/Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC
May  28,  1998
Denver,  Colorado

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998


                                    ASSETS
Current  assets
 Cash  and  cash  equivalents                        $   333,450
 Certificates  of  deposit                               297,000
 Other  receivables                                        4,143
                                                      ----------
   Total  current  assets                                634,593
                                                      ----------

Office  furniture,  equipment  and  other,
  net  of  $228,797  of  accumulated
  depreciation                                           44,066

Other  assets
 Investment  in  limited  liability company
   (Notes 4 and 5)                                       24,725
 Other                                                   26,637
                                                      ---------
   Total  other  assets                                  51,362
                                                      ---------

Total  assets                                        $  730,021
                                                      =========



                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities
 Accounts  payable                                   $  24,825
 Deposits,  deferred  revenue  and  other                8,996
                                                      --------
   Total  current  liabilities                          33,821
                                                      --------

Commitments  and  contingencies  (Notes  2  and  4)

Stockholders'  equity
 Common  stock,  no  par  value;  authorized
  10,000,000 shares; 3,072,836 shares issued
  and  outstanding                                  6,632,998
 Accumulated  deficit                              (5,936,798)
                                                    ---------
                                                      696,200
                                                    ---------

Total  liabilities  and  stockholders'  equity     $  730,021
                                                    =========

                  See notes to consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Year Ended
                                                      March  31,
                                            ----------------------------
                                                  1998         1997
                                            -------------    -----------
Revenues  (Note  3)
 Interest  income                             $  37,012        $  39,039
 Other  income                                   37,790           37,328
                                               --------         --------
                                                 74,802           76,367
                                               --------         --------
Expenses
 Equity in loss on investment in LLC
  (Notes 4 and 5)                                    -           106,743
 Depreciation                                     6,701           12,775
 Other  operating  expenses                     232,364          208,616
                                              ---------         --------
                                                239,065          328,134
                                              ---------         --------
   Loss  before  income  taxes                 (164,263)        (251,767)
                                              ---------         --------

Net  loss                                    $ (164,263)      $ (251,767)
                                              =========        =========


Basic  loss  per  share                      $     (.05)      $     (.08)
                                              =========        ==========

Weighted average number of shares
 outstanding                                 $3,072,836       $3,072,836
                                              =========        =========

                    See notes to consolidated financial statements.

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                              Common Stock                           Total
                          -------------------       Accumulated   Stockholders'
                          Shares        Amount        Deficit        Equity
                          ------        ------      -----------   ------------

Balance - March 31,
 1996                   3,072,836    $6,632,998     $(5,520,768)    $1,112,230

Net (loss) for the year       -             -          (251,767)      (251,767)
                        ---------     ---------      ----------      ---------

Balance - March 31,
 1997                   3,072,836     6,632,998      (5,772,535)       860,463

Net (loss) for the
 year                         -             -          (164,263)      (164,263)
                        ---------     ---------       ---------      ---------

Balance - March 31,
 1998                   3,072,836    $6,632,998     $(5,936,798)    $  696,200
                        =========     =========      ==========      =========


                      See notes to consolidated financial statements.

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the Year Ended
                                                       March  31,
                                              -------------------------
                                                  1998         1997
                                              ------------  -----------
Cash  flows  from  operating  activities
 Net  loss                                   $   (164,263)  $  (251,767)
                                              ------------   -----------
 Adjustments  to reconcile net loss
  to net cash used by operating activities -
   Equity  in  loss  on  investment  in  LLC           -        106,743
   Depreciation                                     6,701        12,775
   Change  in  assets  and  liabilities  -
     Receivables                                      795        (1,116)
     Other  assets                                      1        (3,251)
     Accounts  payable                              6,177       (18,603)
     Deposits,  deferred    revenue  and  other      (322)         (943)
                                              -----------    ----------
                                                   13,352        95,605
                                              -----------    ----------
       Net cash used by operating activities     (150,911)     (156,162)
                                              -----------    ----------

Cash  flows  from  investing  activities
 (Purchase) redemption of certificates
  of  deposit                                    (103,000)     (194,000)
 Purchases of office furniture and equipment      (17,389)       (1,709)
 Payments  (advances)  on  notes  receivable          -         500,000
 Investment  in  limited  liability  company          -             -
 Distribution  from  LLC                           94,695       320,539
                                              -----------    ----------
       Net cash used by investing activities      (25,694)      624,830
                                              -----------    ----------

Net (increase) decrease in cash
 and cash equivalents                            (176,605)      468,668

Cash  and  cash  equivalents,
 beginning  of  year                              510,055        41,387
                                              -----------    ----------

Cash  and  cash  equivalents, end of year      $  333,450    $  510,055
                                              ===========    ==========


                     See notes to consolidated financial statements.

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

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts of financial instruments including cash and cash equivalents, certificates of deposit, receivables and accounts payable approximated fair value as of March 31, 1998 because of the relatively short maturity of these instruments.

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

Basic  Loss  Per  Share
-----------------------

The Company computes loss per share in accordance with Statement of Financial Accounting Standard No. 128. The Company has presented only basic losses per share as it had no dilutive potential common shares outstanding during the years ended March 31, 1997 and 1998. Basic earnings per share has been computed  based  on  the  weighted  average  number  of  shares  outstanding.

Income  Taxes
-------------

Deferred  income  taxes  result  from  temporary  differences.    Temporary
differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from the depreciation of fixed assets and oil and gas property.


NOTE  2  -  COMMITMENTS
-----------------------

The Company entered into an operating lease for office space requiring monthly lease payments of $1,191 per month. The lease expires November 30, 1999. Rent expense for the year ended March 31, 1998 was $13,352. As of March 31, 1998, future minimum annual lease payments are as follows:


              Year  Ended  March  31,
              -----------------------
                       1999                $    14,292
                       2000                     10,719
                                              --------

                                           $    25,011
                                              ========



NOTE  3  -  INCOME  TAXES
-------------------------

There  was  no  provision  for  income  taxes  due  to  the  operating losses.

Reconciliations between the statutory federal income tax expense (benefit) rate as a percentage of loss before income taxes is as follows:


                                                       March  31,
                                             ---------------------------
                                                 1998            1997
                                             -----------       ---------

Statutory federal income tax expense rate          34%            34%
Federal  net  operating  losses  utilized         (34)           (34)
                                                 -----          -----

Effective  income  tax  expense  rate               -%              -%
                                                 =====           =====

At March 31, 1998, the Company has net operating loss carryforwards for federal and state income tax purposes as follows:


                                                    Year
      Net  Operating                                 of
         Losses                                 Expiration
      --------------                    ------------------------

         $  1,040,000                              2000
            1,482,000                              2001
            1,162,000                              2002
              426,000                              2003
              464,000                              2004
                1,000                              2005
               33,000                              2006
                   -                               2007
               97,000                              2011
              740,000                              2012
              170,000                              2013
           ----------

        $   5,615,000
           ==========

The Company has an approximately $1,910,000 deferred tax asset as a result of the net operating losses assuming a 34% effective tax rate. There is uncertainty as to whether the Company will generate sufficient revenues in the future to utilize the net operating loss carryforwards and therefore 100% of the deferred tax asset resulting from the net operating loss carryforwards has been fully impaired.

NOTE  4  -  INVESTMENT  IN  LIMITED  LIABILITY  COMPANY
-------------------------------------------------------

The  Company  has  filed  a  lawsuit  against  the  managing member of the LLC relating to the managing partners delaying and/or refusing to sell the property of the LLC and other matters relating to transactions entered into by the managing partner. The audited financial statements for the LLC as required by generally accepted accounting principles and Registration S-X of the Securities Act of 1933 related to separate financial statements of a significant subsidiary were not available due to the above litigation. As a result, the Company has recorded its share of income or loss of the LLC based on compiled financial statements provided by the LLC through December 31, 1996.

The following is a condensed unaudited balance sheet and statement of operations for the LLC as of December 31, 1997:

In 1998, the Company received cash distributions from the LLC for $94,695 which has been recorded as a reduction in the Company's investment resulting in a balance of $24,725 at March 31, 1998. The LLC has placed its property for sale and has a contract to sell the property. The closing date is expected to occur on the earlier of July 31, 1998, or the closing. The buyer's Sale of Certain improved real estate. Upon closing the Company's share of net proceeds is estimated to be approximately $2,000.00

                                       F - 7


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
---------------------------------------------------------

     The  following  are  the directors and executive officers of the Company.

                    Raymond  N.            Paul  M.             M.  D.
                    Joeckel  (1)          Joeckel  (1)          Young
                    ------------          ------------          -----

Director  Since     October,                October,          February,
                    1979                    1979              1990

Position(s)  with   President  &            Secretary  &      Director
the  Company        Director                Director

Age                 72                      46                72

_______________

(1) Messrs. Raymond N. Joeckel and Paul M. Joeckel, the Company's only executive officers, have served as the Company's President and Secretary, respectively, since December, 1979. The executive officers of the Company hold office until their death, resignation, or removal by the Board of Directors. There is no arrangement or understanding between any director or officer or any other person or persons pursuant to which he was or is to be selected as a director or officer. Paul M. Joeckel is the son of Raymond N. Joeckel.

     Raymond N. Joeckel attended Los Angeles City College and the University of Southern California in programs which did not lead to degrees. He received a LL.B. degree from Southwestern University, Los Angeles, California, in 1950. Mr. Joeckel joined Shell Oil Company as a landman in 1950 and became Land Manager for the Rocky Mountain region for Shell Oil Company in 1962. He remained in that position until 1969 at which time he became an independent oil and gas operator dealing primarily in oil and gas leases.

     Paul M. Joeckel received a B.A. degree in Economics from Colorado State University in 1976. During 1976 and until 1977, Mr. Joeckel was self-employed as an independent landman. From June, 1977, until joining the Company on a full-time basis in January, 1980, he was employed as a senior landman by Diamond Shamrock Corporation.

     M. D. Young received a B.A. degree in Geology from Vanderbilt University in 1951 at Nashville, Tennessee. From 1952 to 1960 Mr. Young worked for Gulf Oil Corporation as an Area Geologist. Subsequently, he has been a consultant to various companies in the industry. Mr. Young has also been a working interest owner in many wildcat wells in the Rocky Mountain region. Mr. Young is a member of the American Association of Petroleum Geologists.

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

                          SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION
Name and
Principal                                                 Other Annual
Position           Year        Salary        Bonus        Compensation*
--------         -------     ---------     --------       -------------

Raymond  N.       1998           N/A           N/A            $2,628
 Joeckel,         1997           N/A           N/A            $1,983
 President

Paul  M           1998         $60,000         N/A            $3,118
 Joeckel,         1997         $75,000         N/A            $4,200
 Secretary

                              LONG-TERM COMPENSATION

Name and             Restricted
Principal              Stock       Options/         LTIP            All Other
Position    Year       Awards        SARs         Payouts         Compensation
--------    ----     ---------     --------      ---------        ------------

Raymond N.  1998       N/A            N/A           N/A                N/A
 Joeckel    1997       N/A            N/A           N/A                N/A
 President

Paul M.     1998       N/A            N/A           N/A                N/A
 Joeckel    1997       N/A            N/A           N/A                N/A
 Secretary

     * Other annual compensation does not include the amount attributable to Company cars that the officers are allowed to use.

     It is anticipated that salary payments to officers by the Company during the next fiscal year for services in all capacities will not exceed the amount set forth in the above table.

     There are no stock and/or other compensatory plans or arrangements by which the Company compensates its directors for services as directors, other than director's fee of $100 per meeting of directors.

     The Company provides medical insurance for all of its full-time employees and executive officers.


Item  11.    Security  Ownership  of Certain Beneficial Owners and Management.
------------------------------------------------------------------------------

     The following table sets forth information, as of June 8, 1998, regarding the common stock ownership of those persons known by the Company to be the beneficial owners of more than five percent of its common stock, its directors, and its officers and directors as a group. All of the stock listed below is no par value common stock.


Name  &  Address  of                 Amount  and  Nature  of      Percent of
Beneficial  Owner                    Beneficial  Ownership           Class
-----------------                    ---------------------        ----------
Paul  M.  Joeckel                    195,477  shares                6.36%
1801  Broadway                       Direct
Suite  1420
Denver,  CO  80202

M.  D.  Young                        500  shares                     -0-
800  Pearl  Street                   Direct
Suite  406
Denver,  CO  80203

Paul  M.  Joeckel,                   1,346,481  shares             43.82%
Trustee                              Direct
Joeckel  Family  Trust
1801  Broadway
Suite  1420
Denver,  CO  80202

Norman  K.  Brown                    329,641  shares              10.73%
801  Broadway                        Direct
Suite  808
Seattle,  WA  98122

All  officers  and                   1,542,458  shares            50.20%
directors  as  a  group              Direct

______________

     The Company knows of no arrangements which could at a subsequent date result in a change in control of the Company.

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all
Section  16(a)  reports  filed.

     Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period ended March 31, 1998, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.


Item  12.    Certain  Relationships  and  Related  Transactions.
----------------------------------------------------------------

     There were no transactions during this fiscal year required to be reported hereunder.

                                    PART IV


Item  13.    Exhibits  and  Reports  on  Form  8-K.
---------------------------------------------------

     (a)          Exhibits:

Item  No.
Per  S-K          Document  as  Form  10-KSB  Exhibit             Reference
--------          -----------------------------------             ---------

(2)               Plan  of  purchase,  sale, reorganization       - None -
                  arrangement,  liquidation  or  succession

(3)               Articles  of  Incorporation  and  By-Laws           (1)

(4)               Instruments  defining  the rights of            - None -
                  security  holders,  including  indentures

(5)               Opinion  re:    legality                        - None -

(6)               Opinion  re:    liquidation  preference         - None -

(7)               Opinion  re:   tax matters                      - None -

(8)               Voting  trust  agreement                        - None -

(9)               Material  contracts:
                  Agreement  re:  Meadows  at  Westwoods            (1)
                  Operating  Agreement  re:  Meadows  at            (1)
                  Westwoods
                  Promissory  Note  re:  Meadows  at                (3)
                  Westwoods
                  Assignment  of  Membership  Interest  re:         (4)
                  Eagle's  Landing,  LLC
                  Operating  Agreement  re:  Eagle's                (4)
                  Landing,  LLC
                  Settlement  Agreement  re:  Eagle's
                  Landing,  LLC                                     (5)
                  Real  Estate  Purchase  and  Sale
                  Agreements                                        (5)
                  First  Amendment  to  Purchase  and
                  Sale  Agreement                                   (5)

(10)              Statement  re:    Computation  of per             (2)
                  share  earnings

(11)              Statement  re:    Computation  of ratios       - None -

(12)              Annual  report to security holders, Form       - None -
                  10-Q or quarterly report to security holders

(13)              Material  Foreign Patents                      - None -

(14)              Letter  re:  unaudited interim financial       - None -
                  statements

(15               Letter  re:  change  in  certifying            - None -
                  accountants

(16)              Letter  re:  director's resignation            - None -

(17)              Letter  re:  change  in  accounting            - None -
                  principles

(18)              Previously  unfiled  documents                 - None -

(19)              Reports  to  securities holder                 - None -

(20)              Other  documents  or  statements to            - None -
                  security  holder

(21)              Subsidiaries  of  the  Registrant                 (1)

(22)              Published  report regarding matters            - None -
                  submitted  to  vote  of  security  holders

(23)              Consents  of  experts  and  counsel            - None -

(24)              Power  of  attorney                            - None -

(25)              Statement  of  eligibility  of  trustee        - None -

(26)              Financial  data  schedule                         (5)

(27)              Information  from reports furnished            - None -
                  to  state  insurance  regulatory
                  authorities

(1) Previously filed documents incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 2-67971) effective September 14, 1980, and the Company's Reports on Form 10-K for the fiscal year ended March 31, 1994, and previous years.

(2) Not required, since information is ascertainable from the basic consolidated financial statements.

(3) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

(4) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

(5)          Filed  herewith.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EAGLE  EXPLORATION  COMPANY




                              By:/s/ Raymond N. Joeckel

                                 Raymond  N.  Joeckel
                                 President

                              Date:    June  26,  1998



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date
----

June  26,  1998             /s/Raymond N. Joeckel
                              Raymond  N.  Joeckel
                              Principal  Executive
                              Accounting  and  Financial
                              Officer  and  a  director


June  26,  1998             /s/Paul M. Joeckel
                              Paul  M.  Joeckel
                              Secretary  and  a  director


June  26,  1998             /s/M.D. Young
                              M.  D.  Young
                              A  director