Form 10QSB
period 1998-03-31
EAGLE EXPLORATION CO
filed 1998-08-14
CIK 30906

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549
                                  FORM 10-QSB

(Mark  One)

     [  X  ]    QUARTERLY  REPORT  UNDER  SECTION  10  OR  15  (D)  OF
THE  SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  June  30,  1998
                                         ---------------

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

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of  securities  under  a  plan  confirmed  by  court.    Yes    X    No.
                                                              ---

     State the number of shares outstanding of each of the issuer's classed of common equity, as of the latest practicable date: 3,072,836.
                                                          ---------

     Transitional  Small  Business  Disclosure format: (Check One)  Yes No  X.
                                                                           --

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
             INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




PART  I   FINANCIAL  INFORMATION                                      PAGE
-------   ----------------------                                      ----


Item  1   Unaudited  Condensed  Consolidated
-------
          Balance  Sheets  -  June  30,  1998,
          and  March  31,  1998                                         4

          Unaudited  Condensed  Consolidated
          Statements  of  Operations  -  Three
          Months  Ended  June  30,  1998
          and  1997                                                     5

          Unaudited  Condensed  Consolidated
          Statements  of  Cash  Flow  -  Three  Months
          Ended  June  30,  1998  and  1997                             6

          Notes  to  Unaudited  Condensed
          Consolidated  Financial  Statements                           7

Item  2   Management's  Discussion  and  Analysis
-------
          of  Financial  Condition  and  Results
          of  Operations                                                9




PART  II          SIGNATURES                                           11
--------          ----------

PART  I
-------
                             FINANCIAL INFORMATION
                             ---------------------

Item  1
-------
                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                            June  30,          March  31,
                                              1998                1998
                                            ---------          ----------

Current  assets
 Cash  and  cash  equivalents            $    337,606          $    333,450
 Certificates  of  deposit                    297,000               297,000
 Other  receivables                             4,881                 4,143
                                         ------------           -----------
   Total  current  assets                     639,487               634,593
                                         ------------           -----------

Office  furniture,  equipment  and
 other,  net  of  $232,091  of
 accumulated  depreciation  at
 June  30,  1998,  and  $228,797  of
 accumulated  depreciation  at
 March  31,  1998.                            40,772                 44,066
Investment  in  limited  liability
 company                                     (32,475)                24,725
Other                                         26,637                 26,637
                                         -----------            -----------

Total  assets                           $    674,421           $    730,021
                                        ============           ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
 Accounts  payable                      $      3,189           $     24,825
 Deposits,  deferred  revenue
  and  other                                   8,996                  8,996
                                        -------------          ------------
    Total  current  liabilities               12,185                 33,821
                                        -------------          ------------

Stockholders'  equity
  Common  stock,  no  par  value;
   authorized  10,000,000  shares;
   3,072,836  shares  issued  and
   outstanding                             6,632,998             6,632,998
  Accumulated  deficit                    (5,970,762)           (5,936,798)
                                         -----------             ----------
                                             662,236               696,200
                                         -----------             ----------

Total  liabilities  and
  stockholders'  equity                 $    674,421          $    730,021
                                         ============          ============



      See Notes to Unaudited Condensed Consolidated Financial Statements.




                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                               For  the  Three  Months  Ended
                                                       June  30,  1998
                                               ------------------------------
                                                     1998           1997
                                               ---------------  -------------

Revenue
  Interest  income                             $      11,995      $    10,584
  Other  income                                        5,331            6,263
                                               -------------      -----------
                                                      17,326           16,847
                                               -------------      -----------
Expenses
  Depreciation                                         3,294            1,700
  Other  operating  expenses                          47,996           55,812
                                               -------------      -----------
                                                      51,290           57,512
                                               -------------      -----------

Net  loss                                       $    (33,964)    $    (40,665)
                                               =============      ============

Basic  loss  per  share                         $       (.01)    $       (.01)
                                               ==============     ============


Weighted  average  number  of
  shares  outstanding                              3,072,836        3,072,836
                                               =============      ============



      See Notes to Unaudited Condensed Consolidated Financial Statements.


                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For  the  Three  Months  Ended
                                                        June  30,
                                             -------------------------------
                                                  1998             1997
                                             -------------  ----------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
 Net  (loss)                                 $    (33,964)   $      (40,665)
                                             ------------    --------------
 Adjustments  to  reconcile  net(loss)
  to  net  cash  (used)  by  operating
  activities:
   Depreciation                                     3,294            1,700
 Change  in  assets  and  liabilities:
  Decrease  (increase)  in  accounts
   receivable                                        (738)             860
  (Decrease)  in  accounts  payable               (21,636)          (3,729)
                                             -------------         ----------

     Total  adjustments                           (19,080)          (1,169)
                                             -------------         -----------

     NET  CASH  FLOWS  (USED)  BY
      OPERATING  ACTIVITIES                       (53,044)         (41,834)
                                             -------------         -----------


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
 Purchase  of  furniture  and  equipment               -              (500)
 Return  on  investment  in  limited
  liability  company                                57,200              -
                                             -------------        ------------

     NET  CASH  FLOWS  PROVIDED  (USED)
      BY  INVESTING  ACTIVITIES                     57,200            (500)
                                              ------------         ------------

NET  INCREASE  (DECREASE)  IN  CASH  AND
 CASH  EQUIVALENTS                                   4,156         (42,334)

CASH  AND  CASH  EQUIVALENTS,  BEGINNING
 OF  YEAR                                          333,450         510,055
                                               -------------     -------------

CASH  AND  CASH  EQUIVALENTS,  END  OF
 QUARTER                                      $    337,606     $    467,721
                                               ============     ============



      See Notes to Unaudited Condensed Consolidated Financial Statements.




                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Opinion  of  Management
-----------------------

1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at June 30, 1998, and March 31, 1998, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended June 30, 1997 and 1998. Except for as noted in the Company's 10-KSB, we are unable to obtain audited financial statements supporting the Company's investment in a limited liability company
(LLC) at March 31, 1998, or monthly financial statements for the three months ended June 30, 1998. Therefore, this report has not incorporated the financial information concerning the Company's ownership in the LLC. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the above mentioned exception. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 1998, included in the Company's 10-KSB filed with the Securities and Exchange Commission on June 30, 1998.

Item  2:    Management's'  Discussion  and Analysis of Financial Condition and
--------    ------------------------------------------------------------------
Results  of  Operation.
----------------------

Financial  Condition,  Liquidity  and  Capital  Resources
---------------------------------------------------------

     Cash and cash equivalents increased slightly for the three months ended June 30, 1998, to $337,606 from $333,450 for the year ended March 31, 1998 or $4,156. The certificates of deposits remained the same at $297,000.

     Stockholders' equity decreased from $696,200 at March 31, 1998 to $662,236 or $33,964 for the three months ended June 30, 1998.

     The Company participated for its 37.5 percent working interest in the wash down and completion of the Sexson #1-19, Wallace County, Kansas. The well was perforated from 5,006 feet to 5,014 feet. A 3/4 inch choke was installed and flowed for one hour for an estimated gas volume of 3,780 million cubic feet of gas per day. Surface equipment was set and plumbed in. The well was shut in waiting on pipeline. August 12, 1998, the Company started selling gas. With a 31/64 choke the well produced 1,592 million cubic feet of gas the first 17 hours of production.

     The sale of the apartment complex owned by Eagle's Landing, LLC, closed on August 12, 1998. The Company owned a 40 percent membership interest in the LLC and the Company received $2,011,990 for its interest in the LLC.


Results  of  Operations
-----------------------

For  the  three months ended June 30, 1998, compared to the three months ended
------------------------------------------------------------------------------
June  30,  1997.
---------------

     For the three months ended June 30, 1998, the Company's total revenue was $17,326 as compared to $16,847 for the three months ended June 30, 1997.

     Total expenses for the three month period ended June 30, 1998, were $51,290 as compared to $57,512 for the period ended June 30, 1997, a decrease of $6,222 or approximately ten percent. This decrease was due primarily to reduced legal fees associated with the LLC litigation which settled in the previous quarter.

                  EAGLE EXPLORATION COMPANY AND SUBSIDIARIES


PART  II
--------

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EAGLE  EXPLORATION  COMPANY
                              (Registrant)



                              By:/s/  Raymond  N.  Joeckel
                                 -------------------------
                              Raymond  N.  Joeckel
                              President/Chief  Financial
                              Officer





                              By:/s/Paul  M.  Joeckel
                                 --------------------
                              Secretary/Vice  President
                              Operations





















Date:  August  13,  1998