Form 10-Q
period 1998-09-30
EAGLE EXPLORATION CO
filed 1998-11-17
CIK 30906

U. S. Securities and Exchange Commission
                        Washington, D. C. 20549
                              Form 10-QSB

(Mark One)

      [ X ] QUARTERLY REPORT UNDER SECTION 10 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

      [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from         to
                                            -------    -------

      Commission File Number: 0-9458

                       Eagle Exploration Company
                      ----------------------------
         (Exact name of Registrant as specified in it charter)

      Colorado                                 84-0804143
     ----------                              -------------
(State or other jurisdiction of         (I.R.S. Employer ID Number)
 incorporation or organization)

                       1801 Broadway, Suite 1420
                        Denver, Colorado 80202
                     -----------------------------
               (Address of principal executive offices)

                            (303) 296-3677
                           -----------------
                      (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             -----     -----

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant  filed all documents and reports  required to be filed by Section 12, 13 or 15(d) of the Exchange  Act after the  distribution
of securities under a plan confirmed by court. Yes  X     No
                                                  -----      -----
State the number of shares outstanding of each of the issuer's classed of common equity, as of the latest practicable date: 3,072,836.

Transitional Small Business  Disclosure  format:
      (Check One) Yes      No   X
                     -----    -----

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
         INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


PART I     FINANCIAL INFORMATION                         PAGE
------     ----------------------                        ----


Item 1     Unaudited Condensed Consolidated
------
           Balance Sheets - September 30, 1998,
           and March 31, 1998                            3

           Unaudited Condensed Consolidated
           Statements of Operations - Three
           Months Ended September 30, 1997
           and 1998 and Six Months Ended
           September 30, 1997 and 1998                   4

           Unaudited Condensed Consolidated
           Statement of Cash Flow - Six Months
           Ended September 30, 1997 and 1998             5

           Notes to Unaudited Condensed
           Consolidated Financial Statements             6

Item 2     Management's Discussion and Analysis
------
           of Financial Condition and Results
           of Operations                                 7


PART II    SIGNATURES                                    8
-------    ----------

PART I
------
                        FINANCIAL INFORMATION
                       -----------------------
Item 1
------
              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                Assets

                                                  September 30,       March 31,
                                                      1998             1998
                                                  -------------     -----------

Current assets
 Cash and cash equivalents ....................    $ 1,757,513      $   333,450
 Certificates of deposit ......................        797,000          297,000
 Other receivables ............................          4,449            4,143
                                                   -----------      -----------
   Total current assets .......................      2,558,962          634,593
                                                   -----------      -----------

Office furniture, equipment and other,
 net of $235,671 of accumulated
 depreciation at September 30, 1998,
 and $228,797 of accumulated depreciation
 at March 31, 1998 ............................         66,546           44,066
Investment in limited liability company .......              0           24,725
Other .........................................         26,638           26,638
                                                   -----------      -----------

   Total assets ...............................    $ 2,652,146      $   730,021
                                                   ===========      ===========


                 Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable .............................    $     7,508      $    24,825
 Deposits, deferred revenue and other .........          8,996            8,996
                                                   -----------      -----------
   Total current liabilities ..................         16,504           33,821
                                                   -----------      -----------

Stockholders' equity
  Common stock, no par value;
   authorized 10,000,000 shares;
   3,072,836 shares issued and
   outstanding ...............................       6,632,998        6,632,998
  Accumulated deficit ........................      (3,997,356)      (5,936,798)
                                                   -----------      -----------
                                                     2,635,642          696,200
                                                   -----------      -----------

    Total liabilities and
     stockholders' equity ....................     $ 2,652,146      $   730,021
                                                   ===========      ===========


  See Notes to Unaudited Condensed Consolidated Financial Statements.

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                     For the Three   For the Three    For the Six     For the Six
                                     Months Ended    Months Ended     Months Ended    Months Ended
                                     September 30,   September 30,    September 30,   September 30,
                                         1998            1997             1998            1997
                                     ------------    ------------     ------------    ------------

Revenue:
 Income from investment in
  limited liability company ....     $ 2,048,579     $      --        $ 2,048,579     $      --
 Interest income ...............          21,353          11,175           33,348          21,759
 Other income ..................           5,128           5,898           10,459          12,161
                                     -----------     -----------      -----------     -----------

     Total Revenue .............       2,075,060          17,073        2,092,386          33,920
                                     -----------     -----------      -----------     -----------

Expenses:
 Depreciation ..................           3,580           1,700            6,874           3,400
 Other operating expenses ......          98,074          53,865          146,070         109,676
                                     -----------     -----------      -----------     -----------

     Total Expense .............         101,654          55,565          152,944         113,076
                                     -----------     -----------      -----------     -----------

     Net Income (Loss) .........     $ 1,973,406     $   -38,492     $ 1,939,442      $   -79,156
                                     ===========     ===========     ===========      ===========

     Net Income (Loss) Per Share     $       .64     $      (.01)    $       .63      $      (.03)
                                     ===========     ===========     ===========      ===========

Weighted average number of share
 outstanding ...................       3,072,836       3,072,836       3,072,836        3,072,836
                                     ===========     ===========     ===========      ===========





  See Notes to Unaudited Condensed Consolidated Financial Statements.

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         For the Six       For the Six
                                         Months Ended      Months Ended
                                         September 30,     September 30,
                                             1998              1997
                                         ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                        $1,939,442       $  (79,156)
                                          ----------       ----------
 Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
   Depreciation                                6,874            3,400
 Change in assets and liabilities:
  Decrease (increase) in accounts
   receivable                                   (306)           1,039
  (Decrease) in accounts payable             (17,317)          (5,630)
                                          ----------       ----------

     Total adjustments                       (10,749)          (1,191)
                                          ----------       ----------

     NET CASH FLOWS PROVIDED (USED)
      BY OPERATING ACTIVITIES              1,928,693          (80,347)
                                          ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of certificates of deposit        (500,000)        (297,000)
 Purchase of furniture and equipment         (29,355)            (500)
 Return on investment in limited
  liability company                           24,725                -
                                          ----------       ----------

     NET CASH FLOWS (USED)
      BY INVESTING ACTIVITIES               (504,630)        (297,500)
                                          ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                          1,424,063         (377,847)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                     333,450          510,055
                                          ----------       ----------

CASH AND CASH EQUIVALENTS, END OF
 YEAR                                     $1,757,513       $  132,208
                                          ==========       ==========









  See Notes to Unaudited Condensed Consolidated Financial Statements.

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Opinion of Management
---------------------

1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at September 30, 1998, and March 31, 1998, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the six months ended September 30, 1997 and 1998. Except for as noted in the Company's 10-KSB, we are unable to obtain audited financial statements supporting the Company's investment in a limited liability company (LLC) at March 31, 1998, or monthly financial statements for the six months ended September 30, 1998. Therefore, this report has not incorporated the financial information concerning the Company's ownership in the LLC. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Item 2:    Management's' Discussion and Analysis of Financial Condition
------     -------------------------------------------------------------
           and Results of Operation.
           ------------------------

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Cash and cash equivalents increased for the six months ended September 30, 1998 to $1,757,513 from $333,450. For the same period the certificates of deposits increased $500,000. This increase in cash, cash equivalents and certificates of deposit is primarily due to the sale of the apartment complex owned by the limited liability company which the Company had a membership interest.

Stockholders' equity increased from $696,200 to $2,635,642 for the six months ended September 30, 1998.

The Company  reported in its June 30, 1998,  10-Q that it  participated  for its
37.5 percent working interest in the wash down and completion of the Sexson #1-19, Wallace County, Kansas. The well was perforated from 5,006 feet to 5,014 feet. A 3/4 inch choke was installed and flowed for one hour for an estimated gas volume of 3.78 million cubic feet of gas per day. On August 12, 1998, the well went on line with a 31/64 choke and produced 1.592 million cubic feet of gas for 17 hours. Due to high line pressures, the well production volumes have fluctuated day to day. As a result the well is averaging slightly over one million cubic feet of gas per day. Disbursements are expected in December, 1998.

At a special meeting of the Board of Directors this fiscal quarter, 275,000 stock options were granted to the directors and employees as an incentive to initiate and implement a merger, acquisition, or long term business plan for the Company.

Results of Operations
---------------------

For the six months ended  September  30, 1998,  compared to the six months ended
--------------------------------------------------------------------------------
September 30, 1997.
-------------------

For the six months ended September 30, 1998, the Company's total revenue was $2,092,386 as compared to $33,920 for the six months ended September 30, 1997. This is primarily due to the sale of the building within the LLC.

Total expenses for the six month period ended September 30, 1998, were $152,944 as compared to $113,076 for the period ended September 30, 1997. This increase was due primarily to the non-capitalized costs associated with the drilling of the Sexson #1-19.

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES


PART II
-------
                               SIGNATURES
                              ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EAGLE EXPLORATION COMPANY
                                      (Registrant)





                                        By:    /s/ Raymond N. Joeckel
                                           -----------------------------------
                                           Raymond N. Joeckel
                                           President/Chief Financial Officer



                                        By:   /s/ Paul M. Joeckel
                                           -----------------------------------
                                           Paul M. Joeckel
                                           Secretary


Date:November 10, 1998