Form 10QSB
period 1998-12-31
EAGLE EXPLORATION CO
filed 1999-02-12
CIK 30906

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549
                              Form 10-QSB

(Mark One)

      { X }QUARTERLY   REPORT   UNDER   SECTION  10  OR  15(d)  OF  THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1998

      {    }TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d) OF THE
            EXCHANGE ACT
      For the transition period from ________ to _________.

      Commission File Number:  0-9458

                       Eagle Exploration Company
        (Exact name of Registrant as specified in its charter)

            Colorado                       84-0804143
(State or other jurisdiction of    (I.R.S. Employer ID Number)
 incorporation or organization)

                       1801 Broadway, Suite 1420
                        Denver, Colorado 80202
               (Address of principal executive offices)

                            (303) 296-3677
                      (Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 14(d) of the Exchange Act after the distribution of securities under a plan confirmed by court Yes X No .

State the number of shares outstanding of each of the issuer's classed of common equity, as of the latest practicable date:
3,072,836.

Transitional Small Business Disclosure format:  (Check One)
Yes       No  X

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
         INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


PART I     FINANCIAL INFORMATION                                   PAGE

Item 1     Unaudited Condensed Consolidated Balance Sheets -
------
           December 31, 1998 and March 31, 1998                       3

           Unaudited Condensed Consolidated Statements of
           Operations - Three Months Ended December 31, 1997
           And 1998 and Nine Months Ended December 31,
           1997 and 1998                                              4

           Unaudited Condensed Consolidated Statements of Cash
           Flow - Nine Months Ended December 31, 1997 and 1998        5

           Notes to Unaudited Condensed Consolidated Financial
           Statements                                                 6

Item 2     Management's Discussion and Analysis of Financial
------
           Condition and Results of Operations                        7

PART II    SIGNATURES                                                 8

PART I
                         FINANCIAL INFORMATION
Item 1
              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              December 31,      March 31,
                                                                  1998            1998
                                                              ------------     ------------
                                    Assets
Current assets
  Cash and cash equivalents .............................     $ 1,748,752      $   333,450
  Certificates of deposits ..............................         797,000          297,000
  Other receivables .....................................          13,343            4,143
                                                              -----------      -----------
   Total current assets .................................       2,559,095          634,593
                                                              -----------      -----------

Office  furniture, equipment and other,
 net of $239,251 of accumulated
 depreciation at December 31, 1998,
 and $228,797 of accumulated
 depreciation at March 31, 1998 .........................          62,967           44,066
Investment in limited liability company .................            --             24,725
Other ...................................................          26,637           26,637
                                                              -----------      -----------

Total assets ............................................     $ 2,648,699      $   730,021
                                                              ===========      ===========

                     Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable ......................................     $     7,712      $    24,825
  Deposits, deferred revenue and other ..................           8,996            8,996
                                                              -----------      -----------
   Total current liabilities ............................          16,708           33,821
                                                              -----------      -----------

Stockholders' equity
  Common stock, no par value; authorized
  10,000,000 shares; 3,072,836 shares
  issued and outstanding ................................       6,632,998        6,632,998
  Accumulated deficit ...................................      (4,001,007)      (5,936,798)
                                                              -----------      -----------
                                                                2,631,991          696,200

Total liabilities and stockholders' equity ..............     $ 2,648,699      $   730,021
                                                              ===========      ===========







  See notes to unaudited condensed consolidated financial statements

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the          For the          For the          For the
                                                    Three            Three             Nine            Nine
                                                    Months           Months           Months          Months
                                                     Ended            Ended            Ended           Ended
                                                  December 31,     December 31,     December 31,    December 31,
                                                      1998             1997             1998           1997
                                                  -----------      -----------      -----------     -----------

Revenue
  Income from investment in limited
   liability company ........................     $   (13,150)     $      --        $ 2,035,429     $      --
  Interest income ...........................          35,565           16,144           68,913          37,903
  Other income ..............................          27,491            6,230           37,950          18,391
                                                  -----------      -----------      -----------     -----------
   Total revenue ............................          49,906           22,374        2,142,292          56,294
                                                  -----------      -----------      -----------     -----------

Expenses
  Depreciation ..............................           3,580            1,700           10,454           5,100
  Other operating expenses ..................          49,977           52,849          196,047         162,525
                                                  -----------      -----------      -----------     -----------
   Total expense ............................          53,557           54,549          206,501         167,625
                                                  -----------      -----------      -----------     -----------

Net income (loss) ...........................     $    (3,651)     $   (32,175)     $ 1,935,791     $  (111,331)
                                                  ===========      ===========      ===========     ===========

Net income (loss) per share .................     $     (.001)     $      (.01)     $       .63     $      (.04)
                                                  ===========      ===========      ===========     ===========

Weighted average number of shares outstanding       3,072,836        3,072,836        3,072,836       3,072,836
                                                  ===========      ===========      ===========     ===========



  See notes to unaudited condensed consolidated financial statements.

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the
                                                  Nine Months     For the Nine
                                                     Ended        Months Ended
                                                  December 31,    December 31,
                                                     1998             1997
                                                 ------------     -----------
Cash flows from operating activities
  Net income (loss) .........................     $ 1,935,791      $  (111,331)
                                                  -----------      -----------
  Adjustments to reconcile net income
   (loss) to  net cash provided (used)
    by operating activities
  Depreciation ..............................          10,454            5,100
  Change in assets and liabilities
   (Increase) decrease in accounts receivable          (9,200)             271
   Decrease in accounts payable .............         (17,113)         (10,150)
      Total adjustments .....................         (15,859)          (4,779)
                                                  -----------      -----------
      Net cash flows provided (used) by
      operating activities ..................       1,919,932         (116,110)
                                                  -----------      -----------

Cash flows from investing activities
  Purchase of certificates of deposit .......        (500,000)        (198,000)
  Purchase of furniture and equipment .......         (29,355)         (24,359)
  Return on investment in limited
   liability ................................          24,725           94,695
                                                  -----------      -----------
company
      Net cash flows (used) by investing
       activities ...........................        (504,630)        (127,664)
                                                  -----------      -----------

Net increase (decrease) in cash and cash
 equivalents ................................       1,415,302         (243,774)

Cash and cash equivalents, beginning of year          333,450          510,055
                                                  -----------      -----------

Cash and cash equivalents, end of quarter ...     $ 1,748,752      $   266,281
                                                  ===========      ===========







  See notes to unaudited condensed consolidated financial statements

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Opinion of Management

1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at December 31, 1998, and March 31, 1998, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the nine months ended December 31, 1997 and 1998.

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

3. During the third quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodology. The restated amounts did not differ materially from amounts previously reported. As the Company has no dilutive potential common shares, no diluted earnings per share is presented.

4. The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a materially adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issued in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Opeartion

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased for the nine months ended December 31, 1998, $1,415,302. For the same period the certificates of deposit increased $500,000. At December 31, 1998, the Company's cash and cash equivalents earned between three and 4.5 percent in investment money funds and money markets. The Company's certificates of deposit earned between 5.3 and 6.35 percent.

Stockholders' equity increased from $696,200 to $2,631,991 or $1,935,791 for the nine months ended December 31, 1998.

Results of Operations

For the Nine Months Ended December 31, 1998, Compared to the Nine Months Ended December 31, 1997

For the nine months ended December 31, 1998, the Company's total revenue was $2,142,292. Aside from the income from the investment in the limited liability company of $2,035,429, the Company's interest income and other income which includes oil and gas revenue totaled $106,863 for the nine months ended December 31, 1998 as compared to $56,294 for the nine months ended December 31, 1997.

Total expenses for the nine month period ended December 31, 1998, were $206,501 as compared to $167,625 for the period ended December 31, 1997.

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART II

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EAGLE EXPLORATION COMPANY
                                 (Registrant)



                                            By:  /s/ Raymond N. Joeckel
                                            Raymond N. Joeckel
                                            President/Chief Financial Officer


                                            By:  /s/ Paul M. Joeckel
                                            Paul M. Joeckel
                                            Secretary


Date:  February 9, 1999