Form 10QSB/A
period 1998-12-31
EAGLE EXPLORATION CO
filed 1999-02-12
CIK 30906

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549
                              Form 10-QSB/A

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

Total expenses for the nine month period ended December 31, 1998, were $206,501 as compared to $167,625 for the period ended December 31, 1997. This increase is primarily due to the costs associated with drilling the Sexson #1-19 and quarterly estimated income taxes relating to income from the investment in the limited liability company.

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