Form 10KSB
period 1999-03-31
EAGLE EXPLORATION CO
filed 1999-06-29
CIK 30906

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended March 31, 1999

[ ]  TRANSITION  REPORT  PURSUANT   TO   SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________ to ____________.

   Commission File No. 0-9458

                            Eagle Exploration Company
                 (Name of small business issuer in its charter)

           Colorado                                 84-0804143
   (State or other jurisdiction of           (IRS Employers ID Number)
   incorporation or organization)

            1801 Broadway,  Suite 1420, Denver,  Colorado 80202 (Address and zip
                      code of principal executive offices)

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

           Yes  X                                   No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State Registrant's revenues for its most recent fiscal year $2,176,972

     At June 28, 1999, 3,072,836 shares of common stock, no par value, the Registrant's only class of voting stock were outstanding. The aggregate market value of the 1,530,378 common shares of Registrant held by nonaffiliates was approximately $703,974 at June 28, 1999, based on the mean between the bid and asked prices on the OTC Bulletin Board. See Item 5 herein for additional information in this regard.

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES


                                PART I

Item 1.  Description of Business.

Nature of Business and Management's Plan

Eagle Exploration Company's history of operations includes the purchase and development of residential and commercial real estate. The Company's operations also primarily include engaging in oil and gas exploration and production activities, acquiring whole or partial interests in oil and gas leases, and farming out or reselling all or part of its interest in these leases to other companies in the oil and gas industry. The Company sold all land held for development during the year ended March 31, 1995, and sold its commercial property during the year ended March 31, 1999. The Company continues to hold minor interests in certain oil and gas properties. At this time, the Company has no plans to acquire additional real estate properties, nor has it identified oil and gas investment opportunities. The Company is investigating various potential acquisitions and other business opportunities.

All statements other than statements of historical fact included in this annual report regarding the Company's financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; the business abilities and judgments of personnel; the impacts of unusual items resulting from ongoing evaluations of business stretagies; and changes in business strategy.

1999 Activities

Fiscal 1999 began on two very positive notes. First, we began with the process of closing a Purchase and Sales Agreement executed late in fiscal 1998 relating to our interest in a real estate property. The closing process for the sale of our interest in this apartment complex went on for approximately five months. On August 13, 1998, the closing occurred resulting in cash proceeds to the Company of approximately $2,060,000 and a gain of approximately $2,035,000.

We also began the year planning for the development of potential gas reserves from certain oil and gas mineral rights owned in Wallace County, Kansas. After pooling its interest with other working interest owners, the Company owns a 37.5 percent working interest and a 5.625 percent overriding royalty interest in 640 acres inclusive of the drill site. The Company then participated in the successful drilling and completion of the Sexson well. Production tests estimated the well was capable of producing five million cubic feet of gas per day. The well was then shut in waiting on the construction of a pipeline to the lease. Coincidentally on the same date as the closing date for the apartment complex, the Sexson well went on line selling a little over two million cubic feet of gas per day. Based on the performance of other similar wells in the area, the Company estimates two billion cubic feet of gas reserves for this well. However, due to the low heating value of gas and current market conditions, the price per million cubic feet received by the Company is only approximately $.35 per thousand cubic feet. In spite of this, lower than pro forma price, payout of the exploration and completion costs of the Sexson well occurred during fiscal 1999.

The additional revenues from the Sexson well plus additional interest income from the apartment sale proceeds have positioned the Company to operate profitably for the Company's fiscal fourth quarter. Income in the fourth quarter of fiscal 1999 was approximately $2,200 greater than expenses. This profitability, minor as it is, allows management to continue its focus on identifying other business opportunities while keeping its main asset, cash, from depleting.

To assist management in its pursuit of opportunities, the Company has informally associated itself with several merchant banking firms. Numerous opportunities have been explored, but to date none of the deals have either fit our criteria or are contemplated to close.


Employees

At June 28, 1999, the Company had two full-time employees. The Company has and may retain independent consultants from time to time on a limited basis.


Item 2.  Properties.

The Company's assets consist of cash, office furniture and equipment, and very minor interests in oil and gas properties including one lease operated by the Company as described in Item One.


Item 3.  Legal Proceedings.

A release of the lawsuit filed by the Company in Boulder County, Colorado, relating to the apartment building complex was filed with the court during fiscal 1999. No other litigation is pending or threatened.


Item 4.  Submissions of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of fiscal 1999 to a vote of the Company's security holders.

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


                               Bid High        Bid Low

1997
2nd quarter                    $.25            $.125
3rd quarter                    $.25            $.125
4th quarter                    $.25            $.125

1998
1st quarter                    $.25            $.125
2nd quarter                    $.25            $.125
3rd quarter                    $.25            $.125
4th quarter                    $.18            $.108

1999
1st quarter                    $.437          $.2622


As of June 28, 1999, the Company had approximately 527 holders of record of its common stock.

Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on its common stock have been paid by the Company, nor does the Company anticipate that such dividends will be paid in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and certificates of deposit at March 31, 1999, were $2,550,898 as compared to $630,450 at March 31, 1998. This increase of approximately 305 percent or $1,920,448 is due to the sale of the apartment complex.

Likewise shareholders' equity at March 31, 1999, was $2,599,260 as compared to $696,200 at March 31, 1998, a gain of $1,903,060 resulting from the apartment complex sale.


Results of Operations

Fiscal 1999 Compared with Fiscal 1998

Total revenue increased for the year ended March 31, 1999, to $2,176,972 as compared to $74,802 for the year ended March 31, 1998. The Company reported net income of $1,903,060 for the year ended March 31, 1999, as compared to a net loss of $164,263 for the prior year ended March 31, 1998. The dramatic increases in both revenues and net income were due to the sale of the apartment complex.

Total expenses for the year ended March 31, 1999, were $238,912 as compared to $239,065 for the previous year ended March 31, 1998.

Fiscal 1999 fourth quarter operations were slightly profitable. Income exceeded expenses by approximately $2,200. This was made possible by increased oil and gas revenue from the Sexson well, increased interest income from the proceeds of the apartment sale, and management's commitment to keep expenses to a minimum.

Year 2000

The Company recently converted to the use of current versions of widely used, publicly available software for its accounting and data process requirements for approximately $2,500. The providers of the software utilized by the Company have stated that there will be no failures in the programs used by the Company resulting from the Year 2000. The Company's business is not highly dependent upon computerized data processing and does not believe it has material risk from Year 2000 issues.

Item 7.  Financial Statements.






                           Table of Contents

                                                                  Page

Independent Auditors' Report......................................F - 1

Consolidated Financial Statements

     Consolidated Balance Sheet as of March 31, 1999..............F - 2

     Consolidated Statements of Operations for the Years
      Ended March 31, 1998 and 1999...............................F - 3

     Consolidated Statement of Stockholders' Equity for
      the Years Ended March 31, 1998 and 1999.....................F - 4

     Consolidated Statements of Cash Flows for the Years Ended
      March 31, 1998 and 1999.....................................F - 5

     Notes to Consolidated Financial Statements...................F - 6

                     INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
Eagle Exploration Company
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Eagle Exploration Company and Subsidiaries as of March 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Exploration Company and Subisidaries at March 31, 1999 and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.




                                 /s/Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC

May 20, 1999
Denver, Colorado

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                      Consolidated Balance Sheet
                            March 31, 1999


                                     Assets
Current assets
   Cash and cash equivalents .............................     $ 2,350,898
   Certificates of deposit ...............................         200,000
   Other receivables .....................................           4,103
                                                               -----------
   Total current assets ..................................       2,555,001
                                                               -----------

Office furniture, equipment and other, net
 of $300,913 of accumulated depreciation .................          56,093

Other assets .............................................          26,637
       Total other assets ................................          82,730

Total assets .............................................     $ 2,637,731
                                                               ===========



                      Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ......................................     $    12,153
   Income taxes payable ..................................          17,000
   Deposits, deferred revenue and other ..................           9,318
                                                               -----------
       Total current liabilities .........................          38,471
                                                               -----------

Commitments and contingencies (Note 2)

Stockholders' equity (Note 4)
 Common stock, no par value; authorized
  10,000,000 shares; 3,072,836 shares issued
  and outstandig .........................................       6,632,998
 Accumulated deficit .....................................      (4,033,738)
                                                               -----------
       Total stockholders' equity.........................       2,599,260
                                                               -----------

Total liabilities and stockholders' equity ...............     $ 2,637,731
                                                               ===========

                See notes to consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                       For the Year Ended
                                                            March 31,
                                                  ---------------------------
                                                     1998             1999
                                                  -----------      ----------
Revenues
   Gain on sale of investment in LLC (Note 5)     $      --        $ 2,035,691
   Interest income ..........................          37,012           89,551
   Other income .............................          37,790           51,730
                                                  -----------      -----------
                                                       74,802        2,176,972
Expenses
   Depreciation .............................           6,701           18,186
   Other operating expenses .................         232,364          220,726
                                                  -----------      -----------
                                                      239,065          238,912

(Loss) income before income taxes ...........        (164,263)       1,938,060

Income taxes (Note 3) .......................            --             35,000
                                                  -----------      -----------

Net (loss) income ...........................     $  (164,263)     $ 1,903,060
                                                  ===========      ===========


Earnings per share - basic ..................     $      (.05)     $       .62
                                                  ===========      ===========

Earnings per share - diluted ................     $      (.05)     $       .62
                                                  ===========      ===========

Weighted average number of shares outstanding
 - basic ....................................       3,072,836        3,072,836
                                                  ===========      ===========


Weighted average number of shares outstanding
 - diluted ..................................       3,072,836        3,092,843
                                                  ===========      ===========


                See notes to consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                   For the Years Ended March 31, 1998 and 1999




                                        Common                                   Total
                                     Common Stock             Accumulated    Stockholders'
                                Shares           Amount         Deficit         Equity
                             -----------     -----------     -----------      -----------

Balance - March 31, 1997       3,072,836     $ 6,632,998     $(5,772,535)     $   860,463

Net (loss) for the year             --              --          (164,263)        (164,263)
                             -----------     -----------     -----------      -----------

Balance - March 31, 1998       3,072,836       6,632,998      (5,936,798)         696,200

Net income for the year             --              --         1,903,060        1,903,060
                             -----------     -----------     -----------      -----------

Balance - March 31, 1999       3,072,836     $ 6,632,998     $(4,033,738)     $ 2,599,260
                             ===========     ===========     ===========      ===========


                See notes to consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                        For the Year Ended
                                                              March 31,
                                                    ---------------------------
                                                        1998            1999
                                                    -----------      ----------
Cash flows from operating activities
  Net (loss) income ...........................     $  (164,263)     $ 1,903,060
                                                    -----------      -----------
  Adjustments to reconcile net (loss) income to
   net cash used by operating activities -
    Gain on sale of investment in LLC .........            --         (2,035,429)
    Depreciation ..............................           6,701           18,186
    Change in assets and liabilities -
      Other receivables .......................             795               40
      Other assets ............................               1             --
      Accounts payable ........................           6,177          (12,672)
      Income taxes payable ....................            --             17,000
      Deposits, deferred  revenue and other ...            (322)             322
                                                    -----------      -----------
                                                         13,352       (2,012,553)
                                                    -----------      -----------
        Net cash used by operating activities .        (150,911)        (109,493)
                                                    -----------      -----------

Cash flows from investing activities
  (Purchase) redemption of certificates of
   deposit ....................................        (103,000)          97,000
  Purchases of office furniture and equipment .         (17,389)         (30,213)
  Proceeds from sale of investment in limited
   liability company ..........................            --          2,060,154
  Distribution from LLC .......................          94,695             --
                                                    -----------      -----------
        Net cash (used by) provided by
         investing activities .................         (25,694)       2,126,941
                                                    -----------      -----------

Net (decrease) increase in cash and cash
 equivalents ..................................        (176,605)       2,017,448

Cash and cash equivalents, beginning of year ..         510,055          333,450
                                                    -----------      -----------

Cash and cash equivalents, end of year ........     $   333,450      $ 2,350,898
                                                    ===========      ===========


Supplemental disclosure of cash flow information:
    Cash paid for income taxes for the years ended March 31, 1998 and 1999 was $0 and $18,000, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, certificates of deposit, receivables and accounts payable approximated fair value as of March 31, 1999 because of the relatively short maturity of these instruments.

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

Earnings Per Share

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method, which totaled 20,007 additional shares in 1999.

Income Taxes

Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from the depreciation of fixed assets and oil and gas property.

Advertising Costs

The Company expenses advertising costs as incurred.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards to effect its financial statements.

Note 2 - Commitments

The Company entered into an operating lease for office space requiring monthly lease payments of $1,191 per month. The lease expires November 30, 1999. Rent expense for the years ended March 31, 1998 and 1999 was $13,352 and $14,292, respectively. As of March 31, 1999, future minimum annual lease payments are as follows:

       Year Ended March 31,
            2000                                    $  9,528
                                                    ========


Note 3 - Income Taxes

During the year ended March 31, 1999, the Company paid $18,000 for alternative minimum tax and has $17,000 accrued for income taxes payable for a total expense of $35,000.

Reconciliations between the statutory federal income tax expense (benefit) rate as a percentage of income/loss before income taxes is as follows:

                                                             March 31,
                                                       --------------------
                                                         1998         1999
                                                       -------      -------


Statutory federal income tax expense rate                34.0%        34.0%
Federal net operating losses utilized                   (34.0)       (32.2)
                                                       ------        -----

Effective income tax expense rate                         - %          1.8%
                                                       =====         =====

At March 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes as follows:

           Net Operating                Year of
              Losses                   Expiration
           --------------              ----------

              $  593,000                  2002
               1,162,000                  2003
                 426,000                  2004
                 464,000                  2005
                   1,000                  2006
                  33,000                  2007
                  97,000                  2011
                 740,000                  2012
                 162,000                  2013
              ----------

              $3,678,000
              ==========


The Company has an approximate $1,250,000 deferred tax asset as a result of the net operating losses assuming a 34% effective tax rate. There is uncertainty as to whether the Company will generate sufficient revenues in the future to utilize the net operating loss carryforwards and therefore 100% of the deferred tax asset resulting from the net operating loss carryforwards has been fully impaired.


Note 4 - Stock Options

On September 15, 1998, the Board approved the issuance of 275,000 stock options to certain employees. The purchase price of the common stock is $.20 per share and exercisable over a three year term.

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amount indicated below:

                                                    March 31,
                                                      1999
                                                   ----------


      Net income - as reported                      $1,903,060
      Net income - pro forma                        $1,861,810
      Income per share - as reported                $      .62
      Income per share - pro forma                  $      .60

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 122%%; discount rate of 5.5%; and expected lives of three years.


Note 5 - Investment in Limited Liability Company

During the year ended March 31, 1999, the Company settled a lawsuit filed against the managing member of the LLC relating to the managing partner's delay and/or refusing to sell the property of the LLC and other matters relating to transactions entered into by the managing partner. The settlement included the sale of the LLC property resulting in cash proceeds of approximately $2,060,000 and a gain of approximately $2,035,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The disclosure requirements of Item 304 of Regulation SB are not applicable.

                               PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following are the directors and executive officers of the Company.


                      Raymond N.            Paul M.               M. D.
                      Joeckel (1)         Joeckel (1)             Young
                     -------------       -------------        ---------------

Director Since       October, 1979       October, 1979        February, 1990


Position(s) with     President &         Secretary &          Director
the Company           Director            Director

Age                  73                  47                   75


---------------

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

     No director serves as a member of the Board of Directors of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 (`34 Act) or any company registered as an investment company under the Investment Company Act of 1940. See Item 11. for information as to compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the `34 Act (the persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

     Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period ended March 31, 1999, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.



Item 10.  Executive Compensation.

The following information shows the compensation of the named executive officers for each of the Company's last two fiscal years.



                                   SUMMARY COMPENSATION TABLE

           ANNUAL COMPENSATION                                     LONG TERM COMPENSATION

----------------------------------------------------------------------------------------------

Name and                                   Annual   Restricted                       All Other
Principal                                  Compen     Stock      Options/     LTIP     Comp-
Position        Year    Salary    Bonus    sation*    Awards       SARs      Payouts  ensation
---------    --------  --------  -------  ---------  --------    --------   --------  --------
Raymond N.      1999    N/A        N/A     $2,733       N/A       100,000      N/A
Joeckel,        1998    N/A        N/A     $2,628       N/A       N/A          N/A     N/A
President

Paul M          1999    $60,000    N/A     $3,300       N/A       150,000      N/A     N/A
Joeckel,        1998    $60,000    N/A     $3,118       N/A       N/A          N/A     N/A
Secretary
---------------



* Other annual compensation does not include the amount attributable to Company cars that the officers are allowed to use.

     It is anticipated that salary payments to officers by the Company during the next fiscal year for services in all capacities will not exceed the amount set forth in the above table.

     At a special meeting of the Board of Directors this fiscal year, 275,000 stock options were granted to the directors and employees as an incentive to initiate and implement a merger, acquisition, or long term business plan for the Company. There are no other compensatory plans or arrangements by which the Company compensates its directors for services as directors, other than director's fee of $100 per meeting of directors.

     The Company provides medical insurance for all of its full-time employees and executive officers.



Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information, as of June 28, 1999, regarding the common stock ownership of those persons known by the Company to be the beneficial owners of more than five percent of its common stock, its directors, and its officers and directors as a group.


Name & Address of         Amount and Nature of                   Percent of
Beneficial Owner          Beneficial Ownership                      Class
-----------------         --------------------              -----------------

Paul M. Joeckel           195,477 shares                      6.36%
1801 Broadway             Direct
Suite 1420
Denver, CO 80202

M. D. Young               500 shares                          -0-
800 Pearl Street          Direct
Suite 406
Denver, CO 80203

Paul M. Joeckel,          1,346,481 shares                   43.82%
Trustee                   Direct
Joeckel Family Trust
1801 Broadway
Suite 1420
Denver, CO 80202

Norman K. Brown           354,641 shares                     11.54%
3857 46th Ave. NE         Direct
Seattle, WA 98105

All officers and          1,542,458 shares                   50.20%
directors as a group Direct
--------------

The Company knows of no arrangements which could at a subsequent date result in a change in control of the Company.



Item 12.  Certain Relationships and Related Transactions.

There were no transactions during the fiscal year ended March 31, 1999, required to be reported hereunder.

                                PART IV


Item 13.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits:

Item No.
Per S-K    Document as Form 10-KSB Exhibit          Reference
-------    -------------------------------          ---------

(2)        Plan of purchase, sale, reorganization    - None -
           arrangement, liquidation or succession

(3)        Articles of Incorporation and By-Laws        (1)

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

(15)       Letter re: change in certifying           - None -
           accountants

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

(22)       Published report regarding matters        - None -
           submitted to vote of security holders

(23)       Consents of experts and counsel           - None -

(24)       Power of attorney                         - None -

(25)       Statement of eligibility of trustee       - None -

(26)       Financial data schedule                     (6)

(27)       Information from reports furnished        - None -
           to state insurance regulatory
           authorities

--------------

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

(3) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

(4) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

(5) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

(6)  Filed herewith.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EAGLE EXPLORATION COMPANY




Date: June 28, 1999               By:/s/Raymond N. Joeckel
                                  ---------------------
                                  Raymond N. Joeckel
                                    President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

June 28, 1999                  /s/ Raymond N. Joeckel
                               ----------------------
                               Raymond N. Joeckel
                               Principal Executive
                               Accounting and Financial
                               Officer and a director


June 28, 1999                  /s/ Paul M. Joeckel
                               -----------------------
                               Paul M. Joeckel
                               Secretary and a director


June 28, 1999                  /s/ M.D. Young
                               -----------------------
                                   M. D. Young
                                   A director