Form 10QSB
period 1999-06-30
EAGLE EXPLORATION CO
filed 1999-08-16
CIK 30906

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                   Form 10-QSB

(Mark One)

              [ X ] QUARTERLY REPORT UNDER SECTION 10 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
               For the transition period from _______ to ________.

                         Commission File Number: 0-9458

                            Eagle Exploration Company
              (Exact name of Registrant as specified in it charter)

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


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

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

      Transitional Small Business Disclosure format: (Check One) Yes No X .
                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




PART I     FINANCIAL INFORMATION                         PAGE


Item 1     Condensed Consolidated
           Balance Sheets - June 30, 1999, (Unaudited)
           and March 31, 1999                              3

           Unaudited Condensed Consolidated
           Statements of Operations - Three
           Months Ended June 30, 1999
           and 1998                                        4

           Unaudited Condensed Consolidated
           Statements of Cash Flow - Three Months
           Ended June 30, 1999 and 1998                    5

           Notes to Unaudited Condensed
           Consolidated Financial Statements               6

Item 2     Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                   7




PART II    SIGNATURES                                      8

PART I
                              FINANCIAL INFORMATION

Item 1
                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     Assets

                                                           June 30,
                                                             1999           March 31,
                                                          (Unaudited)         1999
                                                          -----------      -----------
Current assets
 Cash and cash equivalents ..........................     $ 1,701,336      $ 2,350,898
 Certificates of deposit ............................         200,000          200,000
 Short term investments .............................         618,290             --
 Other receivables ..................................           7,467            4,103
                                                          -----------      -----------
   Total current assets .............................       2,527,093        2,555,001

Office furniture, equipment and
 other, net of $215,354 of accumulated
 depreciation at June 30, 1999,
 and $211,694 of accumulated depreciation
 at March 31, 1999  .................................          52,433           56,093
Other assets ........................................          26,637           26,637
                                                          -----------      -----------
Total assets ........................................     $ 2,606,163      $ 2,637,731
                                                          ===========      ===========

                 Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable ...................................     $     6,887      $    12,153
 Income taxes payable ...............................           2,000           17,000
 Deposits, deferred revenue
  and other .........................................           9,318            9,318
                                                          -----------      -----------
    Total current liabilities .......................          18,205           38,471

Stockholders' equity
  Common stock, no par value;
   authorized 10,000,000 shares;
   3,072,836 shares issued and
   outstanding ......................................       6,632,998        6,632,998
  Accumulated deficit ...............................      (4,045,040)      (4,033,738)
                                                          -----------      -----------
                                                            2,587,958        2,599,260
                                                          -----------      -----------
Total liabilities and
  stockholders' equity ..............................     $ 2,606,163      $ 2,637,731
                                                          ===========      ===========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                 For the Three Months Ended
                                         June 30,
                               ----------------------------
                                  1999             1998
                               -----------      -----------
Revenue
  Interest income ........     $    24,800      $    11,995
  Other income ...........          18,472            5,331
                               -----------      -----------
                                    43,272           17,326

Expenses
  Depreciation ...........           3,660            3,294
  Other operating expenses          50,914           47,996
                               -----------      -----------
                                    54,574           51,290
                               -----------      -----------

Net loss .................     $   (11,302)     $   (33,964)
                               ===========      ===========

Basic loss per share .....     $     (.004)     $      (.01)
                               ===========      ===========

Weighted average number of
  shares outstanding .....       3,072,836        3,072,836
                               ===========      ===========




       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       For the Three Months Ended
                                         June 30, 1999  June 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) .........................     $   (11,302)     $   (33,964)
                                          -----------      -----------
 Adjustments to reconcile net(loss)
  to net cash (used) by operating
  activities:
   Depreciation .....................           3,660            3,294
 Change in assets and liabilities:
 (Increase) in accounts receivable ..          (3,364)            (738)
 (Decrease) in accounts payable .....         (20,266)         (21,636)
                                          -----------      -----------
     Total adjustments ..............         (19,970)         (19,080)
                                          -----------      -----------
     NET CASH FLOWS (USED) BY
      OPERATING ACTIVITIES ..........         (31,272)         (53,044)
                                          -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short term investments .        (618,290)            --
 Return on investment in limited
  liability company .................            --             57,200
                                          -----------      -----------
     NET CASH FLOWS PROVIDED (USED)
      BY INVESTING ACTIVITIES .......        (618,290)          57,200
                                          -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ...................        (649,562)           4,156

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR ............................       2,350,898          333,450
                                          -----------      -----------

CASH AND CASH EQUIVALENTS, END OF
 QUARTER ............................     $ 1,701,336      $   337,606
                                          ===========      ===========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Opinion of Management

1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at June 30, 1999, and March 31, 1999, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended June 30, 1998 and 1999. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 1999, included in the Company's 10-KSB filed with the Securities and Exchange Commission on June 30, 1999.

Item 2: Management's' Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition, Liquidity and Capital Resources

      Cash and cash equivalents decreased for the three months ended June 30, 1999, to $1,701,336 from $2,350,898 for the year ended March 31, 1999 or
$649,562. This is primarily due to the Company's short term investments of $618,290. The certificates of deposits remained the same at $200,000.

      Stockholders' equity decreased from $2,599,260 at March 31, 1999 to $2,587,958 or $11,302 for the three months ended June 30, 1999.
This primarily due to operating activities.


Results of Operations

For the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

      For the three months ended June 30, 1999, the Company's total revenue was $43,272 as compared to $17,326 for the three months ended June 30, 1998. This increase in revenue is primarily due to interest and dividend income derived from the Company's cash and cash equivalents investments.

      Total expenses for the three month period ended June 30, 1999, were $54,574 as compared to $51,290 for the period ended June 30, 1998.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES


PART II

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EAGLE EXPLORATION COMPANY
                                (Registrant)



                               By:/s/ Raymond N. Joeckel
                               Raymond N. Joeckel
                               President/Chief Financial Officer





                               By:/s/Paul M. Joeckel
                               Secretary/Vice President Operations



Date: August 13, 1999