Form 10QSB
period 1999-09-30
EAGLE EXPLORATION CO
filed 1999-11-15
CIK 30906

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                   Form 10-QSB

(Mark One)

      [ X ]  QUARTERLY REPORT UNDER SECTION 10 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999.

      [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from ___________ to __________.

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

      Transitional Small Business  Disclosure  format:  (Check One) Yes  No  X.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




PART I     FINANCIAL INFORMATION                         PAGE


Item 1     Unaudited Condensed Consolidated
------
           Balance Sheets - September 30, 1999,
           and March 31, 1999                            3

           Unaudited Condensed Consolidated
           Statements of Operations - Three
           Months Ended September 30, 1998
           and 1999 and Six Months Ended
           September 30, 1998 and 1999                   4

           Unaudited Condensed Consolidated
           Statements of Cash Flows - Six Months
           Ended September 30, 1998 and 1999             5

           Notes to Unaudited Condensed
           Consolidated Financial Statements             6

Item 2     Management's Discussion and Analysis
------
           of Financial Condition and Results
           of Operations                                 7




PART II    SIGNATURES                                    8

PART I
                              FINANCIAL INFORMATION

               Item 1 EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                     Assets

                                                         September 30,      March 31,
                                                             1999             1999
                                                          -----------      -----------
Current assets
 Cash and cash equivalents ..........................     $ 1,603,520      $ 2,350,898
 Certificates of deposit ............................         200,000          200,000
 Short term investments .............................         707,760             --
 Other receivables ..................................           6,538            4,103
                                                          -----------      -----------
   Total current assets .............................       2,517,818        2,555,001
                                                          -----------      -----------

Office furniture, equipment and
 other, net of $219,014 of accumulated
 depreciation at September 30, 1999,
 and $211,694 of accumulated depreciation
 at March 31, 1999  .................................          48,773           56,093
Other ...............................................          26,637           26,637
                                                          -----------      -----------

Total assets ........................................     $ 2,593,228      $ 2,637,731
                                                          ===========      ===========


                 Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable ...................................     $     9,488      $    12,153
 Income taxes payable ...............................           2,000           17,000
 Deposits, deferred revenue
  and other .........................................           9,318            9,318
                                                          -----------      -----------
    Total current liabilities .......................          20,806           38,471
                                                          -----------      -----------

Stockholders' equity
  Common stock, no par value;
   authorized 10,000,000 shares;
   3,072,836 shares issued and
   outstanding ......................................       6,632,998        6,632,998
  Accumulated deficit ...............................      (4,060,576)      (4,033,738)
                                                          -----------      -----------
                                                            2,572,422        2,599,260

Total liabilities and
  stockholders' equity ..............................     $ 2,593,228      $ 2,637,731
                                                          ===========      ===========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                        For the Three   For the Three   For the Six    For the Six
                                        Months Ended    Months Ended   Months Ended   Months Ended
                                        September 30,   September 30,  September 30,   September 30,
                                            1999            1998           1999           1998
                                         ----------     ----------     ----------      ----------
Revenue:
 Income from investment in
  limited liability company              $     -        $2,048,579     $     -         $2,048,579
 Interest and dividend income                26,138         21,353         50,938          33,348
 Other income                                12,742          5,128         31,214          10,459
                                         ----------     ----------     ----------      ----------

Total revenue                                38,880      2,075,060         82,152       2,092,386
                                         ----------     ----------     ----------      ----------

Expenses:
 Depreciation                                 3,660          3,580          7,320           6,874
 Other operating expenses                    50,756         98,074        101,670         146,070
                                         ----------     ----------     ----------      ----------

Total expense                                54,416        101,654        108,990         152,944
                                         ----------     ----------     ----------      ----------

Net income (loss)                        $  (15,536)    $1,973,406     $  (26,838)     $1,939,442
                                         ==========     ==========     ==========      ==========

Net income (loss) per share              $   (.005)     $      .64     $   (.008)      $      .63
                                         ==========     ==========     ==========      ==========

Weighted average number of share
  outstanding                             3,072,836      3,072,836      3,072,836       3,072,836
                                         ==========     ==========     ==========      ==========




       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          For the Six      For the Six
                                         Months Ended     Months Ended
                                         September 30,    September 30,
                                             1999            1998
                                          ----------       ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                        $  (26,838)      $1,939,442
                                          ----------       ----------
 Adjustments to reconcile net (loss)
  income to net cash (used) provided
  by operating activities:
   Depreciation                                7,320            6,874
 Change in assets and liabilities:
  (Increase) in accounts receivable           (2,435)            (306)
  (Decrease) in accounts payable             (17,665)         (17,317)
                                          ----------       ----------

     Total adjustments                       (12,780)         (10,749)
                                          ----------       ----------

     NET CASH FLOWS (USED) PROVIDED
      BY OPERATING ACTIVITIES                (39,618)       1,928,693
                                          ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of certificates of deposit            -            (500,000)
 Purchase of furniture and equipment            -             (29,355)
 Purchase of short term investments         (707,760)            -
 Return on investment in limited
  liability company                             -              24,725
                                          ----------       ----------

     NET CASH FLOWS (USED)
      BY INVESTING ACTIVITIES               (707,760)        (504,630)
                                          ----------       ----------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                           (747,378)       1,424,063

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                   2,350,898          333,450
                                          ----------       ----------

CASH AND CASH EQUIVALENTS, END OF
 YEAR                                     $1,603,520       $1,757,513
                                          ==========       ==========





       See Notes to Unaudited Condensed Consolidated Financial Statements.

              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Opinion of Management

1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at September 30, 1999, and March 31, 1999, and of the condensed consolidated statements of operations for the three months ended September 30, 1998 and 1999 and for the six months ended September 30, 1998 and 1999 and condensed consolidated statements of cash flows for the six months ended September 30, 1998 and 1999. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Item 2: Management's' Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents decreased for the six months ended September 30, 1999 to $1,603,520 from $2,350,898 for the year ended March 31, 1999 or
$747,378. This is primarily due to the Company's short term investments of $707,760. The certificates of deposits remained at $200,000.

     Stockholders' equity decreased from $2,599,260 at March 31, 1999, to $2,572,422 for the six months ended September 30, 1999, or $26,838. This is primarily due to operating activities.

Results of Operations

     For the three months ended September 30, 1999, compared to the three months ended September 30, 1999, and for the six months ended September 30, 1999, compared to the six months ended September 30, 1998.

     For the three months ended September 30, 1999, the Company's total revenue was $38,880 as compared to the three months ended September 30, 1998, total revenue was $2,075,060. For the six months ended September 30, 1999, the Company's total revenue was $82,152 as compared to $2,092,386 for the six months ended September 30, 1998. This is primarily due to the sale of the apartment building in fiscal 1998.

     Total expenses for the three months ended September 30, 1999, were $54,416 and total expenses to the three months ended September 30, 1998, were $101,654. Total expenses for the six month period ended September 30, 1999, were $108,990 as compared to $152,944 for the period ended September 30, 1998. This decrease is primarily due to the absence of legal bills for this period.

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

Date: November 12, 1999