Form 10QSB
period 1999-12-31
EAGLE EXPLORATION CO
filed 2000-02-14
CIK 30906

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                   Form 10-QSB

(Mark One)

      [ X ] QUARTERLY REPORT UNDER SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 31, 1999

      [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from ________ to ________.

      Commission File Number: 0-9458

                            Eagle Exploration Company
              (Exact name of Registrant as specified in it charter)

               Colorado                                 84-0804143
    --------------------------------            --------------------------
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




PART I     FINANCIAL INFORMATION                         PAGE


Item 1     Unaudited Condensed Consolidated
------
           Balance Sheets - December 31, 1999,
           and March 31, 1999                            3

           Unaudited Condensed Consolidated
           Statements of Operations - Three
           Months Ended December 31, 1998
           and 1999 and Nine Months Ended
           December 31, 1998 and 1999                    4

           Unaudited Condensed Consolidated
           Statement of Cash Flow - Nine Months
           Ended December 31, 1998 and 1999              5

           Notes to Unaudited Condensed
           Consolidated Financial Statements             6

Item 2     Management's Discussion and Analysis
------
           of Financial Condition and Results
           of Operations                                 7




PART II    SIGNATURES                                    8

PART I
                         FINANCIAL INFORMATION

Item 1
                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                Assets

                                                          December 31,      March 31,
                                                             1999             1999
                                                          -----------      -----------
Current assets
 Cash and cash equivalents ..........................     $ 1,549,793      $ 2,350,898
 Certificates of deposit ............................         200,000          200,000
 Short term investments .............................         773,065             --
 Other receivables ..................................           7,929            4,103
                                                          -----------      -----------
   Total current assets .............................       2,530,787        2,555,001
                                                          -----------      -----------

Office furniture, equipment and
 other, net of $222,674 of accumulated
 depreciation at December 31, 1999,
 and $211,694 of accumulated
 depreciation at March 31, 1999 .....................          45,113           56,093
Other ...............................................          26,637           26,637
                                                          -----------      -----------

Total assets ........................................     $ 2,602,537      $ 2,637,731
                                                          ===========      ===========


                 Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable ...................................     $    13,259      $    12,153
 Income taxes payable ...............................           2,000           17,000
 Deposits, deferred revenue
  and other .........................................           9,318            9,318
                                                          -----------      -----------
    Total current liabilities .......................          24,577           38,471
                                                          -----------      -----------

Stockholders' equity
  Common stock, no par value;
   authorized 10,000,000 shares;
   3,072,836 shares issued and
   outstanding ......................................       6,632,998        6,632,998
  Accumulated deficit ...............................      (4,055,038)      (4,033,738)
                                                          -----------      -----------
                                                            2,577,960        2,599,260
                                                          -----------      -----------

Total liabilities and
  stockholders' equity ..............................     $ 2,602,537      $ 2,637,731
                                                          ===========      ===========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the Three  For the Three    For the Nine    For the Nine
                                     Months Ended    Months Ended    Months Ended    Months Ended
                                     December 31,    December 31,     December 31,    December 31,
                                         1999            1998             1999            1998
                                     -----------     -----------      -----------      -----------
Revenue:
 Income from investment in
  limited liability company ....     $      --       $   (13,150)     $      --        $ 2,035,429

 Interest income ...............          40,528          35,565           91,466           68,913
 Other income ..................          15,128          27,491           46,342           37,950
                                     -----------     -----------      -----------      -----------

Total revenue ..................          55,656          49,906          137,808        2,142,292
                                     -----------     -----------      -----------      -----------

Expenses:

 Depreciation ..................           3,660           3,580           10,980           10,454
 Other operating expenses ......          46,458          49,977          148,128          196,047
                                     -----------     -----------      -----------      -----------

     Total expense .............          50,118          53,557          159,108          206,501
                                     -----------     -----------      -----------      -----------

     Net income (loss) .........     $     5,538     $    (3,651)     $   (21,300)     $ 1,935,791
                                     ===========     ===========      ===========      ===========

     Net income (loss) per share     $      .002     $     (.001)     $     (.007)     $       .63
                                     ===========     ===========      ===========      ===========

Weighted average number of share
  outstanding ..................       3,072,836       3,072,836        3,072,836        3,072,836
                                     ===========     ===========      ===========      ===========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          For the Nine     For the Nine
                                          Months Ended     Months Ended
                                          December 31,     December 31,
                                             1999             1998
                                          -----------      -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income ..................     $   (21,300)     $ 1,935,791
                                          -----------      -----------
 Adjustments to reconcile net (loss)
income to net cash (used) provided
by operating activities:
   Depreciation .....................          10,980           10,454
 Change in assets and liabilities:
 (Increase) in accounts receivable ..          (3,826)          (9,200)
 (Decrease) in accounts payable .....         (13,894)         (17,113)
                                          -----------      -----------
     Total adjustments ..............          (6,740)         (15,859)
                                          -----------      -----------
     NET CASH FLOWS (USED) PROVIDED
      BY OPERATING ACTIVITIES .......         (28,040)       1,919,932
                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of certificates of deposit             --           (500,000)
 Purchase of furniture and equipment             --            (29,355)
 Purchase of short term investments .        (773,065)            --
 Return on investment in limited
  liability company .................            --             24,725
                                          -----------      -----------
     NET CASH FLOWS (USED) BY
      INVESTING ACTIVITIES ..........        (773,065)        (504,630)
                                          -----------      -----------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS ...................        (801,105)       1,415,302

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR ............................       2,350,898          333,450
                                          -----------      -----------

CASH AND CASH EQUIVALENTS, END OF
 THE QUARTER ........................     $ 1,549,793      $ 1,748,752
                                          ===========      ===========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Opinion of Management

1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at December 31, 1999, and March 31, 1999, and of the condensed consolidated statements of operations for the nine months ended December 31, 1998 and 1999, and for the three months ended December 31, 1998 and 1999, and condensed consolidated statements of cash flows for the nine months ended December 31, 1998 and 1999. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents decreased for the nine months ended December 31, 1999, to $1,549,793 from $2,350,898 for the year ended March 31, 1999, or
$801,105. This is primarily due to the Company's investment in certain short term investments of $773,065. The certificates of deposits remained at $200,000.

     Stockholders' equity decreased from $2,599,260 to $2,577,960 or $21,300 for the nine months ended December 31, 1999. This is primarily due to operating activities.

Results of Operations

     For the three months ended December 31, 1999, compared to the three months ended December 31, 1998, and for the nine months ended December 31, 1999, compared to the nine months ended December 31, 1998.

     For the three months ended December 31, 1999, total revenue was $55,656 and compared to $49,906 for the three months ended December 31, 1998. The total revenue for the nine months ended December 31, 1999, was $137,808 as compared to $2,142,292 for the nine months ended December 31, 1998. This significantly larger number of total revenue for the period ended December 31, 1998, was due to the sale of the apartment complex in that period.

     Total expenses for the three month period ended December 31, 1999, were $50,118 as compared to $53,557 for the three month period ended December 31, 1998. For the nine months ended December 31, 1999, total expenses were $159,101 and total expenses for the nine month period ended December 31, 1998, were $206,501.

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





Date:  February 12, 2000