Form 10KSB
period 2000-03-31
EAGLE EXPLORATION CO
filed 2000-06-29
CIK 30906

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

    (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended March 31, 2000

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

               1801 Broadway, Suite 1420, Denver, Colorado, 80202
               --------------------------------------------------
              (Address and zip code of principal executive offices)

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

                  Yes  X                         No ___
                      ---

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

        State Registrant's revenues for its most recent fiscal year $189,019
                                                                    --------

        At June 29, 2000, 3,072,836 shares of common stock, no par value, the Registrant's only class of voting stock were outstanding. The aggregate market value of the 1,530,378 common shares of Registrant held by nonaffiliates was approximately $1,052,133 at June 29, 2000, based on the mean between the bid and asked prices on the OTC Bulletin Board. See Item 5 herein for additional information in this regard.

                                     PART I

Item 1.  Description of Business.
--------------------------------

Nature of Business and Management's Plan
----------------------------------------

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

        All statements other than statements of historical fact included in this annual report regarding the Company's financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; the business abilities and judgments of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

2000 Activities
---------------

        The Company identified an interesting oil and gas investment opportunity in the first quarter of fiscal 2000. Management carefully considered the opportunity of acquiring a one percent working interest in an exploration program searching for gas in a high pressured reservoir approximately 18,000 feet subsurface in Kern County, California. The three well program would test three separate structures near or on trend to an apparent discovery well in the East Lost Hills structure. Management had the opportunity to review the geology supported with seismic data on each of the three prospects as well as the prospect with the apparent discovery. After careful review, management although intrigued with the potentially large gas reserves elected to pass due to the risk associated with drilling wildcats, the high cost in drilling 18,000 feet tests and the problems associated with owning a minority working interest. However, management was interested in participating in the redrill of the apparent discovery well and its development. In this prospect it was known that gas was produced from the reservoir, and based on the thickness of the section and the size of the structure, management believed the prospect had potential reserves from one to ten trillion cubic feet of gas.

        Unfortunately a working interest in this prospect was not available for sale. To capitalize on this investment opportunity, the Company elected to acquire stock in three oil and gas companies owning a working interest in this prospect.

        The redrill of the apparent discovery well had mechanical problems. An offset well approximately two miles away was drilled and subsequent to the Company's year end, this well was logged and completed. The results were positive and the Company acquired additional stock in companies owning a working interest in the prospect. A third well is currently being drilled on this prospect and is expected to be tested by November, 2000.

        During fiscal 2000 the Company also acquired certain securities with annualized yields of 6.75 percent and 9.50 percent. The Company also continued its pursuit of our strategic objective of locating a merger or acquisition of a profitable entity. With the assistance of an investment banker and other resources, the Company reviewed several opportunities but elected to pass. In management's opinion these deals were not in the best interest of the shareholders.

        Since June, 1999, almost 3,000 Over-the-Counter/Bulletin Board (OTC/BB) companies have been delisted. Nearly 60 percent of the OTC/BB companies will be delisted by the end of June, 2000. To date the Company is current in reporting all of its financial statements and intends to remain current with filing its financial reports in the future. With fewer companies available for mergers or acquisition opportunities, management believes that this may create an increase in value of the Company. Also the current lack of initial public offering interest may increase opportunities for mergers with private companies with intentions to participate in public offerings.

Employees
---------

        As of June 29, 2000, the Company had two full-time employees. The Company has and may retain independent consultants from time to time on a limited basis.

Item 2.  Properties.
-------------------

        The Company's assets consist of cash, securities, office furniture and equipment, and very minor interests in oil and gas properties including one lease operated by the Company.

Item 3.  Legal Proceedings.
--------------------------

        No litigation is pending or threatened.

Item 4.  Submissions of Matters to a Vote of Security Holders.
--------------------------------------------------------------

        No matter was submitted during the fourth quarter of fiscal 2000 to a vote of the Company's security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

        The table below presents the range of high and low bid quotations for the Company's common stock on a calendar quarter basis as reported on the OTC Bulletin Board. The Company's trading symbol is EGXP.OB. There is little or no trading in the Company's common stock, hence the quotations set forth below may not represent actual transactions and do not represent transactions in any material number of the Company's shares.

                         Bid High                   Bid Low
                        ----------                 ---------

1998

2nd quarter                $ .25                      $ .125
3rd quarter                $ .25                      $ .125
4th quarter                $ .18                      $ .108

1999

1st quarter                $.437                      $.2622
2nd quarter                $ .35                      $  .25
3rd quarter                $ .35                      $  .25
4th quarter                $ .25                      $  .20

2000

1st quarter                $.875                      $.50


        As of June 29, 2000, the Company had approximately 515 holders of record of its common stock.

        Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on its common stock have been paid by the Company, nor does the Company anticipate that such dividends will be paid in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation. Financial Condition, Liquidity and Capital Resources
------------------------------------------------------------------

        Cash and cash equivalents at March 31, 2000, were $1,569,309 as compared to $2,350,898 at March 31, 1999. This decrease of approximately 33 percent or $781,589 is due primarily to investments available-for-sale and operating expenses. The Company's investments available-for-sale include 20,000 shares of a Corporate Asset Backed Corporation (CABCO) Trust for BellSouth Debentures, the Trust relating to BellSouth Telecommunications, Inc. The Trust Certificates will evidence the right to receive semi-annual interest payments on the principal amount of the Trust Certificates at an interest rate of 6.75 percent per annum; and 2,000 shares of preferred stock in Hospitality Properties earning interest at a rate of 9.50 percent per annum. All of these shares were purchased at $25.00 per share, and the Company paid no commissions on the purchase of the preferred securities.

        The Company also purchased stock in three companies involved in an exploration project for the development of large gas reserves in Kern County, California. The Company bought 10,000 shares of stock in PYR Energy Company, 50,000 shares in Hilton Petroleum LTD Company, and 10,000 shares in Berkeley Petroleum in fiscal 2000.

        Shareholders' equity at March 31, 2000, was $2,419,216 as compared to $2,599,260 at March 31, 1999, resulting in a decrease of $180,044. This is due primarily to unrealized losses on investments available-for-sale.

Results of Operations
---------------------

Fiscal 2000 Compared with Fiscal 1999
-------------------------------------

        Total revenue for the year ended March 31, 2000, was $189,019 as compared to $2,176,972 for the year ended March 31, 1999. The Company reported a net loss of $19,740 for the year ended March 31, 2000, as compared to net income of $1,903,060 for the prior year ended March 31, 1999. The Company did not realize any sale of its assets in fiscal 2000 as compared to the sale of the apartment complex in fiscal 1999; therefore, the Company experienced this significant decrease in revenue and net income for the year ended March 31, 2000.

        Total expenses for the year ended March 31, 2000, were $208,759 as compared to $238,912 for the previous year ended March 31, 1999.

Item 7.  Financial Statements.
-----------------------------

         See pages F-1 through F-9.

                            EAGLE EXPLORATION COMPANY

                      Consolidated Financial Statements and
                          Independent Auditors' Report

                                 March 31, 2000

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                                Table of Contents

                                                                           Page
                                                                           ----

Independent Auditors' Report...............................................F - 1

Consolidated Financial Statements

   Consolidated Balance Sheet as of March 31, 2000.........................F - 2

   Consolidated Statements of Operations and Comprehensive Income
    for the Years Ended March 31, 1999 and 2000............................F - 3

   Consolidated Statement of Stockholders' Equity and Other Accumulated
    Comprehensive Income for the Years Ended March 31, 1999 and 2000.......F - 4

   Consolidated Statements of Cash Flows for the Years Ended
    March 31, 1999 and 2000................................................F - 5

   Notes to Consolidated Financial Statements..............................F - 6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Eagle Exploration Company
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Eagle Exploration Company and Subsidiaries as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1999 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Exploration Company and Subsidiaries at March 31, 2000 and the results of their operations and their cash flows for the years ended March 31, 1999 and 2000 in conformity with generally accepted accounting principles.



                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

May 17, 2000
Denver, Colorado

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                 March 31, 2000

                                     Assets

Current assets
    Cash and cash equivalents ............................     $ 1,569,309
    Certificates of deposit ..............................         200,000
    Investments available-for-sale (Note 2) ..............         594,908
    Other receivables ....................................          10,321
                                                               -----------
         Total current assets ............................       2,374,538
                                                               -----------

Office furniture, equipment and other, net of
 $228,913 of accumulated depreciation ....................          38,898

Other assets .............................................          26,637
                                                               -----------
         Total other assets ..............................          65,535
                                                               -----------

Total assets .............................................     $ 2,440,073
                                                               ===========



                      Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable .....................................     $    12,448
    Deposits, deferred revenue and other .................           8,409
                                                               -----------
         Total current liabilities .......................          20,857
                                                               -----------

Stockholders' equity (Note 4)
 Common stock, no par value; authorized 10,000,000
  shares; 3,072,836 shares issued and outstanding ........       6,632,998
 Accumulated deficit .....................................      (4,053,478)
 Unrealized holding loss on investments available-for-sale        (160,304)
                                                               -----------
         Total stockholders' equity ......................       2,419,216
                                                               -----------

Total liabilities and stockholders' equity ...............     $ 2,440,073
                                                               ===========


                See notes to consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income



                                                                For the Years Ended
                                                                     March 31,
                                                            ---------------------------
                                                                1999            2000
                                                            -----------     -----------

Revenues
  Gain on sale of investment in LLC (Note 5) ..........     $ 2,035,691     $      --
  Interest income .....................................          89,551         117,201
  Other income ........................................          51,730          71,818
                                                            -----------     -----------
                                                              2,176,972         189,019
                                                            -----------     -----------
Expenses
  Depreciation ........................................          18,186          17,195
  Other operating expenses ............................         220,726         191,564
                                                            -----------     -----------
                                                                238,912         208,759
                                                            -----------     -----------

Income (loss) before income taxes .....................       1,938,060         (19,740)

Income taxes (Note 3) .................................          35,000            --
                                                            -----------     -----------

Net income (loss) .....................................       1,903,060         (19,740)

Other comprehensive income (loss)
  Unrealized losses on investments available-for-sale .            --          (160,304)
                                                            -----------     -----------

Comprehensive income (loss) ...........................     $ 1,903,060     $  (180,044)
                                                            ===========     ===========

Earnings (loss) per share - basic .....................     $       .62     $      (.01)
                                                            ===========     ===========

Earnings (loss) per share - diluted ...................     $       .62     $      (.01)
                                                            ===========     ===========

Weighted average number of shares outstanding - basic .       3,072,836       3,072,836
                                                            ===========     ===========

Weighted average number of shares outstanding - diluted       3,092,843       3,072,836
                                                            ===========     ===========

                See notes to consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Consolidated Statement of Stockholders' Equity and Other
                        Accumulated Comprehensive Income
                   For the Years Ended March 31, 1999 and 2000


                                                                                                         Other
                                                            Common Stock                              Accumulated         Total
                                                     ---------------------------     Accumulated     Comprehensive     Stockholders'
                                                       Shares          Amount          Deficit           Income           Equity
                                                     -----------     -----------     -----------      -----------      -----------

Balance - March 31, 1998 ........................      3,072,836     $ 6,632,998     $(5,936,798)     $      --        $   696,200

Net income for the year .........................           --              --         1,903,060             --          1,903,060
                                                     -----------     -----------     -----------      -----------      -----------

Balance - March 31, 1999 ........................      3,072,836       6,632,998      (4,033,738)            --          2,599,260

Net loss for the year ...........................           --              --           (19,740)            --            (19,740)

Unrealized loss on investments
 available-for-sale .............................           --              --              --           (160,304)        (160,304)
                                                     -----------     -----------     -----------      -----------      -----------

Balance - March 31, 2000 ........................      3,072,836     $ 6,632,998     $(4,053,478)     $  (160,304)     $ 2,419,216
                                                     ===========     ===========     ===========      ===========      ===========


                See notes to consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows



                                                                      For the Years Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                       1999             2000
                                                                   -----------      -----------

Cash flows from operating activities
   Net income (loss) .........................................     $ 1,903,060      $   (19,740)
                                                                   -----------      -----------
   Adjustments to reconcile net income (loss) to net
    cash used by operating activities -
     Gain on sale of investment in LLC .......................      (2,035,429)            --
     Depreciation ............................................          18,186           17,195
     Changes in assets and liabilities -
      Other receivables ......................................              40           (6,218)
      Accounts payable .......................................         (12,672)             295
      Income taxes payable ...................................          17,000          (17,000)
      Deposits, deferred revenue and other ...................             322             (909)
                                                                   -----------      -----------
                                                                    (2,012,553)          (6,637)
                                                                   -----------      -----------
           Net cash used by operating activities .............        (109,493)         (26,377)
                                                                   -----------      -----------

Cash flows from investing activities
 Redemption of certificates of deposit .......................          97,000             --
 Purchases of office furniture and equipment .................         (30,213)            --
 Proceeds from sale of investment in limited liability
  company ....................................................       2,060,154             --
 Purchase of investments available-for-sale ..................            --           (755,212)
                                                                   -----------      -----------
           Net cash provided by (used by) investing activities
                                                                     2,126,941         (755,212)
                                                                   -----------      -----------

Net increase (decrease) in cash and cash equivalents .........       2,017,448         (781,589)

Cash and cash equivalents, beginning of year .................         333,450        2,350,898
                                                                   -----------      -----------

Cash and cash equivalents, end of year .......................     $ 2,350,898      $ 1,569,309
                                                                   ===========      ===========


Supplemental disclosure of cash flow information:
        Cash paid for income taxes for the years ended March 31, 1999 and 2000 was $18,000 and $0, respectively.

        Increase in unrealized loss on investments available-for-sale for the years ended March 31, 1999 and 2000 was $0 and $160,304, respectively.

                See notes to consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Nature of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------

Nature of Business and Management's Plans
-----------------------------------------

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Eagle Exploration Company and its wholly owned subsidiaries (hereinafter the Company) after elimination of all significant intercompany accounts and transactions. The following is a listing of the wholly owned subsidiaries of Eagle Exploration Company; Colorado Eagle Exploration Company, Emsen Energy, Inc., Eagle Development Company and Overland Energy, Inc.

Use of Estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash and cash equivalents, certificates of deposit, receivables and accounts payable approximated fair value as of March 31, 2000 because of the relatively short maturity of these instruments.

The carrying amounts of investments available-for-sale are based on quoted market values.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Nature of Business and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Investments Available-for-Sale
------------------------------

Investments available-for-sale consist of certain equity securities not classified as trading securities nor as securities to be held-to-maturity. Investments available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on investments available-for-sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of investments available-for-sale are determined using the specific-identification method.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective in 1998, requires the disclose of comprehensive income to reflect changes in equity that result from transactions and economic events from nonowner sources. Accumulated other comprehensive income for the periods presented represents unrealized holding losses or gains associated with investments available-for-sale. There was no tax expense or tax benefit associated with these items.

Property and Equipment
----------------------

Property and equipment are recorded at cost. The Company depreciates its office furniture and equipment over an estimated useful life of five years using straight-line and accelerated methods.

Earnings (Loss) Per Share
-------------------------

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method, which totaled 20,007 additional shares in 1999. The Company has incurred a loss for the year ended March 31, 2000 thereby making the inclusion of stock options in the 2000 dilutive earnings per share computations antidilutive.

Income Taxes
------------

Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from the depreciation of fixed assets and oil and gas property.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 2 - Investments Available-for-Sale
---------------------------------------

Investments available-for-sale investments at March 31, 2000 consist of the following:


                                                           Unrealized
                                 Fair Value      Cost        Loss
                                ------------   --------   ------------

     Equity securities            $594,908     $755,212    $160,304

There were no sales of equity securities resulting in realized gains or losses during the years ended March 31, 1999 and 2000.


Note 3 - Income Taxes
---------------------

During the year ended March 31, 1999, the Company paid $18,000 for alternative minimum tax and has $17,000 accrued for income taxes payable for a total expense of $35,000. No income tax expense or accrual was recorded for the year ended March 31, 2000.

Reconciliations between the statutory federal income tax expense (benefit) rate as a percentage of income/loss before income taxes is as follows:



                                                   March 31,
                                              -------------------
                                                1999       2000
                                              --------  ---------

Statutory federal income tax expense rate       34.0%      34.0%
Federal net operating losses utilized ...      (32.2)     (34.0)
                                                ----       ----

Effective income tax expense rate .......        1.8%       -  %
                                                ====       ====

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 3 - Income Taxes (continued)
---------------------------------

At March 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes as follows:

                                                  Net Operating
         Year of Expiration                           Losses
        -------------------                       --------------


                  2002                            $   875,000
                  2003                              1,162,000
                  2004                                426,000
                  2005                                464,000
                  2006                                  1,000
                  2007                                 33,000
                  2011                                 97,000
                  2012                                740,000
                  2013                                162,000
                  2020                                 18,000
                                                  -----------

                                                  $ 3,978,000
                                                  ===========


The Company has an approximate $1,353,000 deferred tax asset as a result of the net operating losses assuming a 34% effective tax rate. There is uncertainty as to whether the Company will generate sufficient revenues in the future to utilize the net operating loss carryforwards and therefore 100% of the deferred tax asset resulting from the net operating loss carryforwards has been fully impaired.


Note 4 - Stock Options
----------------------

On September 15, 1998, the Board approved the issuance of 275,000 stock options to certain employees. The purchase price of the common stock is $.20 per share and exercisable over a three year term.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 4 - Stock Options (continued)
----------------------------------

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amount indicated below:

                                                                 March 31,
                                                                   1999
                                                                -----------

         Net income - as reported                               $ 1,903,060
         Net income - pro forma                                 $ 1,861,810
         Income per basic shares - as reported                  $       .62
         Income per diluted shares - as reported                $       .62
         Income per basic shares - pro forma                    $       .60
         Income per diluted shares - pro forma                  $       .60

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 122%%; discount rate of 5.5%; and expected lives of three years.

During the year ended March 31, 2000, there were no issued, exercised or expired options.


Note 5 - Investment in Limited Liability Company
------------------------------------------------

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

        The disclosure requirements of Item 304 of Regulation SB are not applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

        The following are the directors and executive officers of the Company.

                        Raymond N.           Paul M.             M. D.
                        Joeckel (1)          Joeckel (1)         Young
                        -----------          -----------         -----

Director Since          October,             October,            February,
                        1979                 1979                1990

Position(s) with        President &          Secretary &         Director
the Company             Director             Director

Age                     74                   48                  76


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

        No director serves as a member of the Board of Directors of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 ('34 Act) or any company registered as an investment company under the Investment Company Act of 1940. See Item 11. for information as to compliance with Section 16(a) of the Exchange Act.

        Section 16(a) of the '34 Act (the persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

        Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period ended March 31, 2000, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Item 10.  Executive Compensation.
--------------------------------

        The following information shows the compensation of the named executive officers for each of the Company's last two fiscal years.

                           SUMMARY COMPENSATION TABLE



                               ANNUAL COMPENSATION                                    LONG TERM COMPENSATION
         -----------------------------------------------------------------------------------------------------------

Name                                                   Other
and                                                    Annual        Restricted                            All Other
Principal                                              Compen-          Stock      Options/        LTIP      Comp-
Position                   Year     Salary    Bonus    sation*         Awards       SARs          Payouts  ensation
-----------                ----     -----     -----    -------        --------    --------        -------   --------

Raymond N.                 2000     N/A        N/A      $3,309           N/A         N/A             N/A      N/A
Joeckel,                   1999     N/A        N/A      $2,733           N/A         100,000**       N/A
President

Paul M                     2000     $60,000    N/A      $4,274           N/A         N/A             N/A      N/A.
Joeckel,                   1999     $60,000    N/A      $3,300           N/A         150,000**       N/A      N/A
Secretary

---------------

        * Other annual compensation does not include the amount attributable to Company cars that the officers are allowed to use.

        ** All options are exercisable at $.20 per share and expire on September 15, 2001.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

        The following table sets forth information, as of June 29, 2000, regarding the common stock ownership of those persons known by the Company to be the beneficial owners of more than five percent of its common stock, its directors, and its officers and directors as a group.


Name & Address of                           Amount and Nature of                        Percent of
Beneficial Owner                            Beneficial Ownership                           Class
-----------------                           --------------------                       ------------

Paul M. Joeckel                             195,477 shares                                 6.36%
1801 Broadway                               Direct
Suite 1420
Denver, CO 80202

M. D. Young                                 500 shares                                     -0-
800 Pearl Street                            Direct
Suite 406
Denver, CO 80203

Paul M. Joeckel,                            1,346,481 shares                              43.82%
Trustee                                     Direct
Joeckel Family Trust
1801 Broadway
Suite 1420
Denver, CO 80202

Norman K. Brown                             354,641 shares                                11.54%
3857 46th Ave. NE                           Direct
Seattle, WA 98105

All officers and                            1,542,458 shares                              50.20%
directors as a group                        Direct

--------------

        The Company knows of no arrangements which could at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

        There were no transactions during the fiscal year ended March 31, 2000, required to be reported hereunder.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

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

(3) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

(4) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

(5) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

(6) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EAGLE EXPLORATION COMPANY

                                            By:/s/ Raymond N. Joeckel
                                                   -------------------------
                                                   Raymond N. Joeckel
                                                   President

                                                   Date:  June 29, 2000



        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

June 29, 2000                                        /s/ Raymond N. Joeckel
                                                     -------------------------
                                                     Raymond N. Joeckel
                                                     Principal Executive
                                                     Accounting and Financial
                                                     Officer and a director


June 29, 2000                                        /s/ Paul M. Joeckel
                                                     -------------------------
                                                     Paul M. Joeckel
                                                     Secretary and a director


June 29, 2000                                        /s/ M.D. Young
                                                     -------------------------
                                                     M. D. Young
                                                     A director