Form 10QSB
period 2000-06-30
EAGLE EXPLORATION CO
filed 2000-08-15
CIK 30906

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                   Form 10-QSB

(Mark One)

       [ X ] QUARTERLY REPORT UNDER SECTION 10 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000
                                      -------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from        to       .
                                        ------    ------

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

                            1801 Broadway, Suite 1420
                             Denver, Colorado 80202
                            -------------------------
                    (Address of principal executive offices)

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

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.  Yes  X   No
                                                                 ---     ---

     State the number of shares outstanding of each of the issuer's classed of common equity, as of the latest practicable date: 3,072,836.
                                                  ---------

     Transitional Small Business  Disclosure format:  (Check One) Yes    No X
                                                                     ---   ---

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PART I   FINANCIAL INFORMATION                                         PAGE
------   ---------------------                                         ----
Item 1   Unaudited Condensed Consolidated Balance
------
         Sheets - June 30, 2000, and March 31, 2000                      3

         Unaudited Condensed Consolidated
         Statements of Operations - Three
         Months Ended June 30, 2000 and 1999                             4

         Unaudited Condensed Consolidated
         Statement of Cash Flows - Three Months
         Ended June 30, 2000 and 1999                                    5

         Notes to Unaudited Condensed
         Consolidated Financial Statements                               6

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                   7




PART II  SIGNATURES                                                      8
-------  ----------

PART I
------
                              FINANCIAL INFORMATION

Item 1
------
                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                               June 30,          March 31,
                                                 2000              2000
                                              ----------        ----------
Current assets

 Cash and cash equivalents                    $1,139,295        $1,569,309
 Certificates of deposit                         200,000           200,000
 Investments available-for-sale                1,078,430           594,908
 Other receivables                                 7,460            10,321
                                              ----------        ----------
   Total current assets                        2,425,185         2,374,538
                                              ----------        ----------

Office furniture, equipment and
 other, net of $233,165 of accumulated
 depreciation at June 30, 2000, and
 $228,913 of accumulated depreciation
 at March 31, 2000.                               34,646            38,898
Other assets                                      26,637            26,637
                                               ---------        ----------

Total assets                                  $2,486,468        $2,440,073
                                              ==========        ==========

                      Liabilities and Stockholders' Equity

Current liabilities

 Accounts payable                             $   11,987        $   12,448
 Deposits, deferred revenue
  and other                                        8,409             8,409
                                              ----------        ----------
    Total current liabilities                     20,396            20,857
                                              ----------        ----------

Stockholders' equity
  Common stock, no par value;
   authorized 10,000,000 shares;
   3,072,836 shares issued and
   outstanding                                 6,632,998         6,632,998
  Accumulated deficit                         (4,052,471)       (4,053,478)
  Unrealized holding loss on
   investments available-for-sale               (114,455)         (160,304)
                                              ----------        ----------
                                               2,466,072         2,419,216
                                              ----------        ----------
Total liabilities and
  stockholders' equity                        $2,486,468        $2,440,073
                                              ==========        ==========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Three Months Ended
                                             June 30, 2000      June 30, 1999
                                             -------------      -------------

Revenue
  Interest income                            $     41,145       $      24,800
  Other income                                     15,305              18,472
                                             ------------       -------------
                                                   56,450              43,272
                                             ------------       -------------
Expenses
  Depreciation                                       4,252              3,660
  Other operating expenses                          51,191             50,914
                                             -------------      -------------
                                                    55,443             54,574
                                             -------------      -------------

Net income (loss)                            $       1,007      $     (11,302)
                                             -------------      -------------
Other comprehensive income
 Unrealized gains on investments
 available-for-sale                                 45,849                  -
                                             -------------      -------------

Comprehensive income (loss)                  $      46,856      $     (11,302)
                                             =============      =============


Basic and diluted earnings (loss)
 per share                                   $           -      $        (.01)
                                             =============      =============

Weighted average number of
  shares outstanding - basic
  and diluted                                    3,072,836          3,072,836
                                             =============      =============



       See Notes to Unaudited Condensed Consolidated Financial Statements.
                                       4

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                               For the Three Months Ended
                                             June 30, 2000      June 30, 1999
                                             -------------      -------------
Cash flows from operating activities
 Net income (loss)                           $       1,007      $     (11,302)
                                             -------------      -------------
 Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
  Depreciation                                       4,252              3,660
 Change in assets and liabilities:
  Decrease (increase) in accounts
   receivable                                        2,861             (3,364)
  (Decrease) in accounts payable                      (461)           (20,266)
                                             -------------      -------------

                                                     6,652            (19,970)
                                             -------------      -------------
     Net cash flows provided (used)
      by operating activities                        7,659            (31,272)
                                             -------------      -------------

Cash flows from investing activities
 Purchase of investments
  available-for-sale                              (437,673)          (618,290)
                                             -------------      -------------
     Net cash flows (used) by
      investing activities                        (437,673)          (618,290)
                                             -------------      -------------
Net (decrease) in cash and cash
 equivalents                                      (430,014)          (649,562)

Cash and cash equivalents, beginning
 of year                                         1,569,309          2,350,898
                                             -------------      -------------
Cash and cash equivalents, end of
 quarter                                     $   1,139,295      $   1,701,336
                                             =============      ============


Supplemental disclosure of cash flow information:

     The change in unrealized gain (loss) on investments  available-for-sale for
the  three  months  ended  June  30,  2000,   and  1999,  was  $45,849  and  $0,
respectively.

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Opinion of Management

1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2000, and March 31, 2000, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended June 30, 2000 and 1999. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 2000, included in the Company's 10-KSB filed with the Securities and Exchange Commission on June 30, 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and ------- Results of Operation.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

         Cash and cash equivalents decreased for the three months ended June 30, 2000, to $1,139,295 from $1,569,309 for the year ended March 31, 2000 or
$430,014. This is primarily due to the Company's purchase of investments available-for-sale of $437,673. The certificates of deposits remained the same at $200,000.

     Stockholders' equity increased from $2,419,216 at March 31, 2000, to $2,466,072 or $46,856 for the three months ended June 30, 2000. This is primarily due to unrealized holding income on investments available-for-sale.

Results of Operations
---------------------

         For the three months ended June 30, 2000, the Company's total revenue was $56,450 as compared to $43,272 for the three months ended June 30, 1999. This increase in revenue is primarily due to interest and dividend income derived from the Company's cash and cash equivalents investments and the Company's investments available-for-sale.

         Total expenses for the three month period ended June 30, 2000, were $55,443 as compared to $50,917 for the period ended June 30, 1999.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART II

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EAGLE EXPLORATION COMPANY
                                                     (Registrant)



                                                     By:/s/ Raymond N. Joeckel
                                                        ----------------------
                                                     Raymond N. Joeckel
                                                     President/Chief Financial
                                                     Officer

                                                     By:/s/Paul M. Joeckel
                                                        ------------------
                                                     Paul M. Joeckel
                                                     Secretary/Vice President
                                                     Operations

Date: August 8, 2000