Form 10QSB
period 2000-09-30
EAGLE EXPLORATION CO
filed 2000-11-14
CIK 30906

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549
                                   Form 10-QSB

(Mark One)
       [ X ] QUARTERLY REPORT UNDER SECTION 10 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30,2000
                                        -----------------

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

                            1801 Broadway, Suite 1420
                             Denver, Colorado 80202
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (303) 296-3677
                           ---------------------------
                           (Issuer's telephone number)

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

PART I   FINANCIAL INFORMATION                                         PAGE

Item 1   Unaudited Condensed Consolidated
------
                  Balance Sheets - March 31, 2000,
                   and September 30, 2000                             3

                  Unaudited Condensed Consolidated
                  Statements of Operations - Three
                  Months Ended September 30, 1999
                  and 2000 and Six Months Ended
                  September 30, 1999 and 2000                         4

                  Unaudited Condensed Consolidated
                  Statements of Cash Flows - Six Months
                  Ended September 30, 1999 and 2000                   5

                  Notes to Unaudited Condensed
                  Consolidated Financial Statements                   6

Item 2   Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                       7




PART II  SIGNATURES                                                   8
-------  ----------

PART I

                              FINANCIAL INFORMATION

Item 1   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
-----
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                              March 31,    September 30,
                                                                2000           2000
                                                             -----------    -----------
Current assets
 Cash and cash equivalents ...............................   $ 1,569,309    $ 1,320,964
 Certificates of deposit .................................       200,000           --
 Investments available-for-sale ..........................       594,908      1,086,013
 Other receivables .......................................        10,321          5,096
                                                             -----------    -----------
   Total current assets ..................................     2,374,538      2,412,073
                                                             -----------    -----------

Office furniture, equipment and other,
  net of $228,913  of  accumulated
  depreciation at March 31, 2000,
  and $237,978 of accumulated depreciation at
  September 30, 2000  ....................................        38,898         33,075
Other ....................................................        26,637         26,637
                                                             -----------    -----------

Total assets .............................................   $ 2,440,073    $ 2,471,785
                                                             ===========    ===========


                      Liabilities and Stockholders' Equity

Current liabilities

 Accounts payable ........................................   $    12,448    $    11,986
 Deposits, deferred revenue
  and other ..............................................         8,409          8,409
                                                             -----------    -----------
    Total current liabilities ............................        20,857         20,395
                                                             -----------    -----------

Stockholders' equity
  Common stock, no par value;
   authorized 10,000,000 shares;
   3,072,836 shares issued and
   outstanding ...........................................     6,632,998      6,632,998
  Accumulated deficit ....................................    (4,053,478)    (4,083,225)
  Unrealized holding loss on
   investments available-for-sale ........................      (160,304)       (98,383)
                                                             -----------    -----------
                                                               2,419,216      2,451,390
                                                             -----------    -----------
Total liabilities and

  stockholders' equity ...................................   $ 2,440,073    $ 2,471,785
                                                             ===========    ===========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                  For the Three  For the Three    For the Six    For the Six
                                  Months Ended    Months Ended    Months Ended   Months Ended
                                  September 30,   September 30,   September 30, September 30,
                                      1999            2000           1999           2000
                                  -----------     -----------     -----------   -----------
Revenue:
 Interest and dividend income ..  $    26,138     $    20,425     $    50,938   $    61,570
 Other income ..................       12,742          11,890          31,214        27,195
                                  -----------     -----------     -----------   -----------

Total revenue ..................       38,880          32,315          82,152        88,765
                                  -----------     -----------     -----------   -----------

Expenses:
 Depreciation ..................        3,660           4,813           7,320         9,065
 Other operating expenses ......       50,756          58,256         101,670       109,447
                                  -----------     -----------     -----------   -----------

Total expense ..................       54,416          63,069         108,990       118,512
                                  -----------     -----------     -----------   -----------

Net income (loss) ..............      (15,536)        (30,754)        (26,838)      (29,747)
                                  -----------     -----------     -----------   -----------

Other comprehensive income
   Unrealized gains on
   investments available-for-
   sale ........................         --            16,072            --          61,921
                                  -----------     -----------     -----------   -----------

 Comprehensive income (loss) ...  $   (15,536)        (14,682)    $   (26,838)  $    32,174
                                  ===========     ===========     ===========   ===========

Basic and diluted income
 (loss) per share ..............  $     (.005)    $      (.01)    $     (.008)  $      (.01)
                                  ===========     ===========     ===========   ===========

Weighted average number of share
  outstanding - basic and diluted   3,072,836       3,072,836       3,072,836     3,072,836
                                  ===========     ===========     ===========   ===========




       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                          For the Six      For the Six
                                         Months Ended     Months Ended
                                         September 30,   September 30,
                                            1999              2000
                                         -----------     -------------
Cash flows from operating activities:
 Net (loss) ..........................   $   (26,838)      $   (29,747)
                                         -----------       -----------
 Adjustments to reconcile net (loss)
  to net cash (used) by operating
  activities:
   Depreciation ......................         7,320             9,065
 Change in assets and liabilities:
  (Increase) decrease in accounts

   receivable ........................        (2,435)            5,225
  (Decrease) in accounts payable .....       (17,665)             (462)
                                         -----------       -----------

                                             (12,780)           13,828
                                         -----------       -----------

     Net cash flows (used) by
      operating activities ...........       (39,618)          (15,919)
                                         -----------       -----------

Cash flows from investing activities:

 Redemption of certificates of deposit          --             200,000
 Purchase of furniture and equipment .          --              (3,242)
 Purchase of investments
  available-for-sale .................      (707,760)         (464,184)
 Proceeds from sale of investments
  available-for-sale .....                      --              35,000
                                         -----------       -----------

     Net cash flows (used) by
      investing activities ...........      (707,760)         (232,426)
                                         -----------       -----------

Net (decrease) in cash and cash
 equivalents .........................      (747,378)         (248,345)

Cash and cash equivalents, beginning
 of year .............................     2,350,898         1,569,309
                                         -----------       -----------

Cash and cash equivalents, end of
 quarter .............................   $ 1,603,520       $ 1,320,964
                                         ===========       ===========

Supplemental disclosure of cash flow information:
     The change in unrealized gain (loss) on investments available-for-sale for the six months ended September 30, 1999 and 2000 was $0 and $61,921, respectively.



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Opinion of Management

1. The financial information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position at March 31, 2000 and September 30, 2000, and of the condensed consolidated statements of operations for the three months ended September 30, 1999 and 2000 and for the six months ended September 30, 1999 and 2000 and condensed consolidated statements of cash flows for the six months ended September 30, 1999 and 2000. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.
-------  -----------------------------------------------------------------------

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

         Cash and cash equivalents decreased for the six months ended September 30, 2000 to $1,320,964 from $1,569,309 for the year ended March 31, 2000 or
$248,345. The certificates of deposits matured in the period ended September 30, 2000, and were not reinvested. Investments available-for-sale increased for the six months ended September 30, 2000, to $1,086,013 from $594,908 or $491,105.
For the period ended September 30, 2000, the Company acquired 1,090 Telehub Communications bonds at $140.00 per bond. Subsequent to September 30, 2000, the Company acquired an additional 1,000 Telehub Communications bonds at $200.00 per bond. The average price per bond purchased is approximately $170.00 per bond. The bonds are callable on July 31, 2002, at $1,069.38 and mature July 31, 2005.

         Stockholders' equity decreased from $2,419,216 at March 31, 2000, to $2,451,390 for the six months ended September 30, 2000, or $32,174. This is primarily due to operating activities.

Results of Operations
---------------------

For the three months  ended  September  30,  2000,  compared to the three months
--------------------------------------------------------------------------------
ended  September  30,  1999,  and for the six months ended  September  30, 2000,
--------------------------------------------------------------------------------
compared to the six months ended September 30, 1999.
---------------------------------------------------

     For the three months ended September 30, 2000, the Company's total revenue was $32,315 as compared to the three months ended September 30, 1999, total revenue was $38,880 or a decrease of $6,565. This decrease is a result of less interest income as the Company redeemed its certificates of deposit and a producing gas well was shut-in during this period. For the six months ended
September 30, 2000, the Company's total revenue was $88,765 as compared to $82,152 for the six months ended September 30, 1999.

     Total expenses for the three months ended September 30, 2000, were $63,069 and total expenses for the three months ended September 30, 1999, were $54,416. This increase in expenditures is primarily due to the Company's attempt to stimulate the producing zone of the shut-in well, an increase in office rent and depreciation. Total expenses for the six month period ended September 30, 2000, were $118,512 as compared to $108,990 for the period ended September 30, 1999.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART II

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EAGLE EXPLORATION COMPANY
                                        (Registrant)

                                        By:    /s/ Raymond N. Joeckel
                                                   ------------------
                                                   Raymond N. Joeckel
                                                   President/Chief Financial
                                                   Officer

                                        By:     /s/ Paul M. Joeckel
                                                    -----------------
                                                    Paul M. Joeckel
                                                    Secretary

Date: November 10, 2000