Form 10QSB
period 2000-12-31
EAGLE EXPLORATION CO
filed 2001-02-14
CIK 30906

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                   Form 10-QSB

(Mark One)

        [ X ]  QUARTERLY REPORT UNDER SECTION 10 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2000
        [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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

                          1630 Welton Street, Suite 530
                             Denver, Colorado 80202
                    (Address of principal executive offices)

                                 (303) 296-3677
                           (Issuer's telephone number)

                            1801 Broadway, Suite 1420
                             Denver, Colorado 80202
---------------------------------------------------------------------------------
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

Item 1  Unaudited Condensed Consolidated
               Balance Sheets - March 31, 2000,
               and December 31, 2000

               Unaudited Condensed Consolidated
               Statements of Operations - Three
               Months Ended December 31, 1999
               and 2000 and Nine Months Ended
               December 31, 1999 and 2000

               Unaudited Condensed Consolidated
               Statement of Cash Flow - Nine Months
               Ended December 31, 1999 and 2000

               Notes to Unaudited Condensed
               Consolidated Financial Statements

Item 2  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations

PART II SIGNATURES

PART I
                              FINANCIAL INFORMATION

Item 1
                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                       March 31,     December 31,
                                                                         2000            2000
                                                                      -----------    -----------
Current assets
 Cash and cash equivalents ......................................     $ 1,569,309    $ 1,068,909
 Certificates of deposit ........................................         200,000           --
 Investments available-for-sale .................................         594,908      1,525,314
 Other receivables ..............................................          10,321          6,193
                                                                      -----------    -----------
   Total current assets .........................................       2,374,538      2,600,416
                                                                      -----------    -----------

Office furniture, equipment and
 other, net of $228,913 of accumulated
 depreciation at March 31, 2000 and $242,767
 of accumulated depreciation at
 December 31, 2000 ..............................................          38,898         28,126
Other ...........................................................          26,637         26,637
                                                                      -----------    -----------

Total assets ....................................................     $ 2,440,073    $ 2,655,179
                                                                      ===========    ===========

                             Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable ...............................................     $    12,448    $    10,196
 Deposits, deferred revenue
  and other .....................................................           8,409          8,409
                                                                      -----------    -----------
    Total current liabilities ...................................          20,857         18,605
                                                                      -----------    -----------

Stockholders' equity
  Common stock, no par value;
   authorized 10,000,000 shares;
   3,072,836 shares issued and
   outstanding ..................................................       6,632,998      6,632,998
  Accumulated deficit ...........................................      (4,053,478)    (4,093,348)
  Unrealized holding gain (loss) on
   investments available-for-sale ...............................        (160,304)        96,924
                                                                      -----------    -----------
                                                                        2,419,216      2,636,574
                                                                      -----------    -----------
Total liabilities and
  stockholders' equity ..........................................     $ 2,440,073    $ 2,655,179
                                                                      ===========    ===========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the Three For the Three  For the Nine   For the Nine
                                   Months Ended  Months Ended   Months Ended   Months Ended
                                   December 31,  December 31,   December 31,   December 31,
                                       1999          2000          1999            2000
                                   -----------   -----------    -----------    -----------
Revenue:
 Interest income ...............   $    40,528   $    36,649    $    91,466    $    98,219
 Other income ..................        15,128         9,321         46,342         36,516
                                   -----------   -----------    -----------    -----------
Total revenue ..................        55,656        45,970        137,808        134,735
                                   -----------   -----------    -----------    -----------

Expenses:
 Depreciation ..................         3,660         4,813         10,980         13,878
 Other operating expenses ......        46,458        51,280        148,128        160,727
                                   -----------   -----------    -----------    -----------
Total expense ..................        50,118        56,093        159,108        174,605
                                   -----------   -----------    -----------    -----------

Net income (loss) ..............         5,538       (10,123)       (21,300)       (39,870)
                                   -----------   -----------    -----------    -----------
Other comprehensive income
 Unrealized gains on
 investments available-for-
 sale ..........................   $      --     $   195,307    $      --      $   257,228
                                   ===========   ===========    ===========    ===========

Comprehensive income (loss) ....   $     5,538   $   185,184    $   (21,300)   $   217,358
                                   ===========   ===========    ===========    ===========

Basic and diluted income
 (loss) per share ..............   $      .002   $     (.003)   $     (.007)   $     (.013)
                                   ===========   ===========    ===========    ===========

Weighted average number of share
  outstanding ..................     3,072,836     3,072,836      3,072,836      3,072,836
                                   ===========   ===========    ===========    ===========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the Nine   For the Nine
                                         Months Ended   Months Ended
                                         December 31,   December 31,
                                            1999           2000
                                         -----------    -----------
Cash flows from operating activities:
 Net loss ............................   $   (21,300)   $   (39,870)
                                         -----------    -----------
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
   Depreciation ......................        10,980         13,878
 Change in assets and liabilities:
  Decrease (increase) in accounts
  receivable .........................        (3,826)         4,128
 Decrease in accounts payable ........       (13,894)        (2,252)
                                         -----------    -----------
     Total adjustments ...............        (6,740)        15,754
                                         -----------    -----------
     Net cash flows used by
      operating activities ...........       (28,040)       (24,116)
                                         -----------    -----------

Cash flows from investing activities:
 Redemption of certificates of deposit          --          200,000
 Purchase of furniture and equipment .          --           (3,106)
 Purchase of investments available-
  for-sale ...........................      (773,065)      (708,178)
 Proceeds from sale of investments
  available-for-sale .................          --           35,000
                                         -----------    -----------
     Net cash flows used by
      investing activities ...........      (773,065)      (476,284)
                                         -----------    -----------

Net decrease in cash and cash
 equivalents .........................      (801,105)      (500,400)

Cash and cash equivalents, beginning
 of year .............................     2,350,898      1,569,309
                                         -----------    -----------

Cash and cash equivalents, end of
 quarter .............................   $ 1,549,793    $ 1,068,909
                                         ===========    ===========

Supplemental disclosure of cash flow information:
       The change in unrealized gain (loss) on investments available-for-sale for the nine months ended December 31, 1999 and 2000 was $0 and $257,228, respectively.

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Opinion of Management

1.   The financial  information furnished reflects all adjustments which are, in the  opinion  of  management,  necessary  for a  fair  presentation  of the financial  position at March 31, 2000,  and  December 31, 2000,  and of the
     condensed  consolidated  statements of operations for the nine months ended
     December 31, 1999 and 2000,  and for the three  months  ended  December 31,
     1999 and 2000, and condensed consolidated  statements of cash flows for the nine months ended December 31, 1999 and 2000. The results of operations and statements  of cash flows for the  periods  presented  are not  necessarily indicative of those to be expected for the entire year.

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

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents  decreased for the nine months ended December 31,
2000,  to  $1,068,909  from  $1,569,309  for the year ended March 31,  2000,  or
$500,400.  Investments available-for-sale increased $930,406 for the nine months ended December 31, 2000, to $1,525,314  from $594,908 at March 31,2000.  This is net of $257,228 unrealized gain on investments available-for-sale and $35,000 of proceeds from sale of investments available-for-sale plus purchases of $708,178.
For the period ended December 31, 2000, the Company acquired an additional 1,000
Telehub Communications bonds at $200.00 per bond. The bonds are callable on July
31, 2002, at $1,069.38 and mature July 31, 2005.

     Stockholders'  equity increased $217,358 from $2,419,216 at March 31, 2000, to $2,636,574 for the nine months ended December 31, 2000. This is primarily due to the change in the unrealized holding gain on investments available-for-sale.

Results of Operations

For the three months ended December 31, 2000, compared to the three months ended
December 31, 1999, and for the nine months ended December 31, 2000,  compared to the nine months ended December 31, 1999.

     For the three months ended December 31, 2000,  total revenue was $45,970 as compared to $55,656 for the three months ended December 31, 1999.  Total revenue for the nine  months  ended  December  31,  2000,  was  $134,735  as compared to
$137,808 for the nine months ended December 31, 1999.

     Total  expenses for the three month period  ended  December 31, 2000,  were
$56,093 as compared to $50,118 for the three month  period  ended  December  31,
1999. For the nine months ended December 31, 2000,  total expenses were $174,605 and total  expenses  for the nine month period  ended  December  31, 1999,  were
$159,108.

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

Date:  February 12, 2001