Form 10KSB
period 2001-03-31
EAGLE EXPLORATION CO
filed 2001-06-29
CIK 30906

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2001

[  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECUITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                           Commission File No. 0-9458

                            Eagle Exploration Company
                 (Name of small business issuer in its charter)

      Colorado                                        84-0804143
      --------                                        ----------
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)

             1630 Welton Street, Suite 530, Denver, Colorado, 80202
             ------------------------------------------------------
              (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (303) 296-3677

Securities registered pursuant to Section 12 (b) of the Act:  None
Securities registered pursuant to Section 12 (g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

      Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934 during the past 12  months  (or for  such  shorter  period  that  the  registrant  was required  to file such  reports),  and (2) has been  subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

      Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form,  and no disclosure  will be contained,  to the best of registrant's  knowledge,  in definitive proxy or  information  statements  incorporated  by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB [X]

      Issuer's  revenues  for the fiscal  year ended March 31,  2001,  were
$173,073.

      At June 30, 2001,  3,072,836  shares of common  stock,  no par value,
the  registrant's  only  class  of  voting  stock  were  outstanding.   The
aggregate  market value of the 1,280,378  common shares of registrant  held by  nonaffiliates  was  approximately  $332,898 at June 30, 2001,  based on the mean between the bid and asked prices on the OTC  Bulletin  Board.  See
Item 5 herein for additional information in this regard.

      Document incorporated by reference:  None

      Transitional Small Business Disclosure Format:  Yes [  ]    No [X]

                                     PART I

Item 1.  Description of Business.

Nature of Business and Management's Plan

      Eagle  Exploration  Company's  history  of  operations  includes  the purchase and  development of residential  and commercial  real estate.  The
Company's  operations  also  primarily  include  engaging  in oil  and  gas
exploration   and  production   activities,   acquiring  whole  or  partial
interests in oil and gas leases,  and farming out or reselling  all or part of its  interest  in these  leases  to other  companies  in the oil and gas industry.  The Company  continues  to hold minor  interests  in oil and gas properties.  The Company is investigating  various  potential  acquisitions and other business opportunities.

      All statements  other than  statements of historical fact included in
this  annual  report  regarding  the  Company's   financial   position  and
operating and strategic  initiatives and addressing  industry  developments are forward-looking  statements.  Where, in any forward-looking  statement, the Company,  or its  management,  expresses an expectation or belief as to future results,  such  expectation or belief is expressed in good faith and believed to have a reasonable  basis,  but there can be no  assurance  that the  statement  of  expectation  or belief  will  result or be  achieved or
accomplished.   Factors   which  could  cause  actual   results  to  differ
materially from those  anticipated,  include but are not limited to general economic,  financial and business  conditions;  the business  abilities and judgments  of  management;  the  impact of  unusual  items  resulting  from ongoing  evaluations  of  business  strategies;  and  changes  in  business strategy.

Employees

      As of June 30, 2001,  the Company had two  full-time  employees.  The
Company has and may retain  independent  consultants from time to time on a limited basis.

Item 2.  Properties.

      The    Company's     assets    consist    of    cash,     investments
available-for-sale,  office  furniture and equipment,  and minor  interests in oil and gas properties including one lease operated by the Company.

Item 3.  Legal Proceedings.

      No litigation is pending or threatened.

Item 4.  Submissions of Matters to a Vote of Security Holders.

      No matter was submitted  during the fourth  quarter of fiscal 2001 to a vote of the Company's security holders.

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

                                          High Bid          Low Bid

1999
2nd quarter                               $.35              $.25
3rd quarter                               $.35              $.25
4th quarter                               $.25              $.20

2000
1st quarter                               $.875             $.50
2nd quarter                               $.75              $.40
3rd quarter                               $.312             $.312
4th quarter                               $.531             $.25

2001
1st quarter                               $.343             $.25

      As of June 30, 2001, the Company had  approximately  506 shareholders of record of its common stock.

      Holders of common  stock are  entitled to receive  such  dividends as may be  declared  by the  Company's  Board of  Directors.  The  Company has
paid no  dividends  on its common  stock,  nor does the Company  anticipate that such dividends will be paid in the foreseeable future.

Item 6.  Management' Discussion and Analysis or Plan of Operation.

      The  following  is a  discussion  and  comparison  of  the  financial condition  and  results  of  operations  of the  Company  as of and for the twelve  months  ended March 31, 2001,  and as of and for the twelve  months ended March 31, 2000.  This discussion  should be read in conjunction  with the Company's financial statements and the notes related thereto.

      The  Company's  cash and cash  equivalents  at March 31,  2001,  were
$839,864 as compared to  $1,569,309  at March 31,  2000.  This  decrease of
$729,445 or  approximately  46 percent is primarily due to the  acquisition of the Company's investments available-for-sale and operating expenses.

      The Company's  investments  available-for-sale  include 20,000 shares of a  Corporate  Asset  Backed  Corporation  (CABCO)  Trust  for  BellSouth
Debentures.  The Trust  Certificates  will  evidence  the right to  receive semi-annual  interest  payments  on  the  principal  amount  of  the  Trust
Certificates  at an  interest  rate of 6.75  percent  per annum;  and 2,000 shares of preferred stock in Hospitality  Properties  earning interest at a rate of 9.50  percent  per annum.  All of these  shares were  purchased  at
$25.00 per share,  and the Company paid no  commissions  on the purchase of the preferred securities.

      The Company has also  purchased  stock in companies that are involved in deep exploratory  drilling  activities at the East Lost Hills project in
Kern  County,  California.  At March 31,  2001,  the Company  holds  40,000 shares of PYR Energy  Corporation,  100,000 shares of Hilton Petroleum Ltd.
Company,  10,000  shares of Elk Point  Resources,  Inc.,  75,600  shares of
Kookaburra Resources Ltd., and 48,500 shares of Trimark Oil & Gas Ltd.

      For the fiscal  year  ended  March 31,  2001,  the  Company  acquired
1,090  Telehub  Communications  bonds at $140 per  bond and  1,000  Telehub communications  bonds  at  $200  per  bond.  The  average  price  per  bond purchased is  approximately  $170 per bond.  The bonds are callable on July
31, 2002 at $1,069.38 and mature July 31, 2005.

      The Company has  purchased  a 55 percent  interest in an  undeveloped commercial  property  in  Thornton,  Colorado.  The  Company intends to develop  this  property at such time an end user is  identified.
This lot is also available for resale.

      Shareholders'  equity at March 31, 2001,  was  $2,483,877 as compared to  $2,419,216  at  March  31,  2000.  This is a  result  of a net  loss of
$51,654  for  the  year   primarily  due  to  operating   expenses  and  an
unrealized gain on investments available-for-sale of $116,315.

Results of Operations

Fiscal 2001 Compared with Fiscal 2000

      Total  revenue for the year ended  March 31,  2001,  was  $173,073 as compared  to  $189,019  for the prior  year  ended  March 31,  2000.  Total expenses  for the fiscal  year  ended  March 31,  2001,  were  $224,727  as compared to $208,759  for the prior year ended  March 31,  2000,  resulting in a net loss for the  fiscal  year  ended  March 31,  2001,  of $51,654 as compared  to a net loss of  $19,740  for the  prior  year  ended  March 31,
2000.

Unrealized (losses) gains on investments  available for sale were ($160,304) and
$116,315  for the years  ended  March  31,  2000 and  2001,  respectively.  This resulted in comprehensive  (loss) income of ($180,044) and $64,661 for the years ended March 31, 2000 and 2001, respectively.

Financial Condition, Liquidity and Capital Resources

      The  Company  believes  its  strong  working  capital  position  will enable  it to meet  its  cash  operating  requirements  during  the next 12 months.  Depending on market  conditions,  the Company may  liquidate  some or  all  of it  investments  available-for-sale  in  fiscal  2002.  In  any
event,   its  focus  during   fiscal  2002  will  largely  be  directed  to
maximizing the value of its  undeveloped  commercial  property in Thornton,
Colorado.

Item 7.  Financial Statements.

      See pages F-1 through F-10.

                            EAGLE EXPLORATION COMPANY

                      Consolidated Financial Statements and
                          Independent Auditors' Report
                                 March 31, 2001

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                                Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

    Consolidated Balance Sheet as of March 31, 2001

    Consolidated Statements of Operations and Comprehensive Income (Loss)
     for the Years Ended March 31, 2000 and 2001

    Consolidated Statement of Stockholders' Equity and Other Accumulated
     Comprehensive Loss for the Years Ended March 31, 2000 and 2001

    Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2000 and 2001

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Eagle Exploration Company
Denver, Colorado

We have  audited  the  accompanying  consolidated  balance  sheet  of Eagle
Exploration  Company and  Subsidiaries as of March 31, 2001 and the related consolidated  statements  of  operations,  stockholders'  equity  and  cash flows  for the years  ended  March 31,  2000 and 2001.  These  consolidated financial statements are the responsibility of the Company's management.

We conducted our audits in accordance  with  auditing  standards  generally accepted in the United  States.  Those  standards  require that we plan and perform  the  audits to  obtain  reasonable  assurance  about  whether  the
financial   statements  are  free  of  material   misstatement.   An  audit
includes  examining,  on a test basis,  evidence supporting the amounts and disclosures  in  the  consolidated  financial  statements.  An  audit  also
includes   assessing  the  accounting   principles   used  and  significant
estimates made by management,  as well as evaluating the overall  financial statement  presentation.  We believe  that our audits  provide a reasonable basis for our opinion.

In  our  opinion,  the  financial  statements  referred  to  above  present
fairly,  in  all  material  respects,   the  financial  position  of  Eagle
Exploration  Company and  Subsidiaries at March 31, 2001 and the results of their  operations  and their cash flows for the years  ended March 31, 2000 and 2001 in conformity with  accounting  principles  generally  accepted in the United States.

                                     /s/Ehrhardt Keefe Steiner & Hottman PC
                                        Ehrhardt Keefe Steiner & Hottman PC

June 6, 2001
Denver, Colorado

                          Consolidated Balance Sheet
                                 March 31, 2001

                                     Assets
Current assets
  Cash and cash equivalents ..................................     $   839,864
  Investments available-for-sale .............................       1,308,548
  Other receivables ..........................................           4,013
                                                                   -----------
   Total current assets ......................................       2,152,425
                                                                   -----------

Office furniture, equipment and other, net of $239,844
 of accumulated depreciation .................................          31,073

Land held for investment .....................................         301,275

Other assets .................................................          26,637
                                                                   -----------

Total assets .................................................     $ 2,511,410
                                                                   ===========

                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ...........................................     $    19,385
  Deposits, deferred revenue and other .......................           8,148
                                                                   -----------
   Total current liabilities .................................          27,533
                                                                   -----------

Stockholders' equity
  Common stock, no par value; authorized 10,000,000
   shares; 3,072,836 shares issued and outstanding ...........       6,632,998
  Accumulated deficit ........................................      (4,105,132)
  Unrealized holding loss on investments .....................         (43,989)
                                                                   -----------
available-for-sale
   Total stockholders' equity ................................       2,483,877
                                                                   -----------

Total liabilities and stockholders' equity ...................     $ 2,511,410
                                                                   ===========

                 See notes to consolidated financial statements.

       Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                              For the Years Ended
                                                                    March 31,
                                                           ---------------------------
                                                               2000              2001
                                                           ------------      ----------
Revenues
   Interest income ...................................     $   117,201      $   111,677
   Other income ......................................          71,818           61,396
                                                           -----------      -----------
                                                               189,019          173,073
                                                           -----------      -----------
Expenses
   Depreciation ......................................          17,195           10,931
   Other operating expenses ..........................         191,564          213,796
                                                           -----------      -----------
                                                               208,759          224,727
                                                           -----------      -----------

Loss before income taxes .............................         (19,740)         (51,654)

Income taxes .........................................            --               --
                                                           -----------      -----------

Net loss .............................................         (19,740)         (51,654)

Other comprehensive loss
   Unrealized (losses) gains on investments
   available-for-sale                                         (160,304)         116,315
                                                           -----------      -----------

Comprehensive (loss) income ..........................     $  (180,044)     $    64,661
                                                           ===========      ===========

Loss per share - basic and diluted....................     $      (.01)     $      (.02)
                                                           ===========      ===========

Weighted average number of shares outstanding - basic        3,072,836        3,072,836
                                                           ===========      ===========
 and diluted

                 See notes to consolidated financial statements.

 Consolidated Statement of Stockholders' Equity and Other Accumulated Comprehensive Income (Loss)
                   For the Years Ended March 31, 2000 and 2001

                                                                                      Other
                                          Common Stock                             Accumulated           Total
                                   ---------------------------     Accumulated    Comprehensive      Stockholders'
                                     Shares          Amount          Deficit      (Loss) Income          Equity
                                   -----------     -----------     -----------      -----------      -----------

Balance - March 31, 1999 .....       3,072,836     $ 6,632,998     $(4,033,738)     $      --        $ 2,599,260

Net loss for the year ........            --              --           (19,740)            --            (19,740)

Unrealized loss on investments
 available-for-sale ..........            --              --              --           (160,304)        (160,304)
                                   -----------     -----------     -----------      -----------      -----------

Balance - March 31, 2000 .....       3,072,836       6,632,998      (4,053,478)        (160,304)       2,419,216

Net loss for the year ........            --              --           (51,654)            --            (51,654)

Unrealized gain on investments
 available-for-sale ..........            --              --              --            116,315          116,315
                                   -----------     -----------     -----------      -----------      -----------

Balance - March 31, 2001 .....       3,072,836     $ 6,632,998     $(4,105,132)     $   (43,989)     $ 2,483,877
                                   ===========     ===========     ===========      ===========      ===========

                 See notes to consolidated financial statements.

                   Consolidated Statements of Cash Flows

                                                                For the Years Ended
                                                                      March 31,
                                                            ----------------------------
                                                                2000            2001
                                                            -----------      -----------
Cash flows from operating activities
   Net loss ...........................................     $   (19,740)     $   (51,654)
                                                            -----------      -----------
   Adjustments to reconcile net loss to net cash used
   by operating activities -
     Realized gain on investments .....................            --            (13,580)
     Depreciation .....................................          17,195           10,931
     Changes in assets and liabilities -
       Other receivables ..............................          (6,218)           6,308
       Accounts payable ...............................             295            6,937
       Income taxes payable ...........................         (17,000)               -
       Deposits, deferred revenue and other ...........            (909)            (261)
                                                            -----------      -----------
                                                                 (6,637)          10,335
                                                            -----------      -----------
         Net cash used by operating activities ........         (26,377)         (41,319)
                                                            -----------      -----------

Cash flows from investing activities
   Redemption of certificates of deposit ..............            --            200,000
   Purchases of office furniture and equipment ........            --             (3,106)
   Purchase of investments available-for-sale .........        (755,212)        (764,807)
   Proceeds from sale of investments available for sale            --            181,062
   Purchase of land held for resale ...................            --           (301,275)
                                                            -----------      -----------
         Net cash used by investing activities ........        (755,212)        (688,126)
                                                            -----------      -----------

Net decrease in cash and cash equivalents .............        (781,589)        (729,445)

Cash and cash equivalents, beginning of year ..........       2,350,898        1,569,309
                                                            -----------      -----------

Cash and cash equivalents, end of year ................     $ 1,569,309      $   839,864
                                                            ===========      ===========

Supplemental disclosure of cash flow information:
     Increase  (decrease) in unrealized  loss on investments  available-for-sale for the  years  ended  March  31,  2000 and 2001 was  $160,304  and  ($116,315),
respectively.

                 See notes to consolidated financial statements.

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

Fair Value of Financial Instruments

The  carrying  amounts of  financial  instruments  including  cash and cash equivalents,  receivables and accounts payable  approximated  fair value as of March  31,  2001  because  of the  relatively  short  maturity  of these instruments.

The  carrying  amounts  of  investments  available-for-sale  are  based  on quoted market values.

Cash and Cash Equivalents

The Company  considers  all highly  liquid  investments  purchased  with an original maturity of three months or less to be cash equivalents.

Investments Available-for-Sale
Investments   available-for-sale   consist  of  certain  equity  securities  not
classified  as trading  securities  nor as  securities  to be  held-to-maturity.
Investments  available-for-sale  are carried at fair value with unrealized gains and losses  reported in other  comprehensive  income (loss).  Realized gains and losses on investments  available-for-sale are included in other income (expense)
and, when applicable, are reported as a reclassification adjustment, net of tax, in  other  comprehensive  income  (loss).  Gains  and  losses  on  the  sale  of investments  available-for-sale are determined using the specific-identification method.

Valuation of Long-Lived Assets
The Company assesses valuation of long-lived assets in accordance with Statement of Financial  Accounting Standards (SFAS) No. 121, Accounting for the Impairment
of Long-Lived  Assets and for  Long-Lived  Assets to be Disposed of. The Company
periodicaly  evaluates the carrying  value of  long-lived  assets to be held and
used,   including  goodwill  and  other  intangible  assets,   when  events  and
circumstances warrant such a review. The carrying value of a long-lived asset is condisered impaired when the anticipated  undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized  based on the amount by which the carrying  value exceeds the fair market value of th elong-lived asset. Fair market value is determined using the  anticipated  cash flows  discounted  at a rate  commensurate  with the risk involved  as  well  as  the  fair  market  value  of  the  underlying  property.

Comprehensive Income (Loss)

Statement   of  Financial   Accounting   Standards   No.  130,   "Reporting
Comprehensive  Income,"  requires the disclose of  comprehensive  income to reflect  changes in equity  that  result  from  transactions  and  economic events from non-owner  sources.  Accumulated other  comprehensive  loss for the  periods  presented  represents  unrealized  holding  losses  or  gains associated with  investments  available-for-sale.  There was no tax expense or tax benefit associated with these items.

Property and Equipment

Property and equipment are recorded at cost.  The Company  depreciates  its office  furniture  and  equipment  over an  estimated  useful  life of five years using straight-line and accelerated methods.

Earnings (Loss) Per Share

Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury  stock method.  The Company has incurred a loss for the years ended March 31, 2000 and 2001 thereby  making the  inclusion of stock options in the 2000 and 2001 dilutive earnings per share computations antidilutive.

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

Note 2 - Investments Available-for-Sale

Investments available-for-sale at March 31, 2001 consist of the following:

                                                    Unrealized
                      Fair Value        Cost           Loss
                      ----------     ----------     ----------

Debt instruments      $  352,600     $  352,600     $     --
Equity securities        955,948        999,937         43,989
                      ----------     ----------     ----------

                      $1,308,548     $1,352,537     $   43,989
                      ==========     ==========     ==========

Proceeds  from  the  sale  of  equity   securities  were  $181,062  and  $0
resulting  in  realized  gains of  $13,580  and $0 during  the years  ended
March 31, 2001 and 2000, respectively.  Debt instruments mature July 2005.

Note 3 - Land Held for Investment

During the year,  the Company  purchased  a 55%  interest in real estate in
Thornton, Colorado.  The Company plans to develop this real estate.

Note 4 - Income Taxes

No income tax  expense or accrual  was  recorded  for the years ended March
31, 2000 and 2001.

Reconciliations   between  the   statutory   federal   income  tax  expense
(benefit)  rate as a percentage  of  income/loss  before income taxes is as follows:
                                                  March 31,
                                             --------------------
                                                2000       2001
                                             ---------   --------

Statutory federal income tax expense rate       34.0%      34.0%
Federal net operating losses utilized ...      (34.0)     (34.0)
                                                ----       ----

Effective income tax expense rate .......         - %        - %
                                                ====       ====

At March 31, 2001,  the Company has net operating  loss  carryforwards  for federal and state income tax purposes as follows:

                                                           Net Operating
      Year of Expiration                                      Losses
      ------------------                                 ----------------

            2002                                               $   875,000
            2003                                                 1,162,000
            2004                                                   426,000
            2005                                                   464,000
            2006                                                     1,000
            2007                                                    33,000
            2011                                                    97,000
            2012                                                   740,000
            2013                                                   162,000
            2020                                                    18,000
            2021                                                    51,000
                                                               -----------

                                                               $ 4,029,000
                                                               ===========

The Company has an  approximate  $1,370,000  deferred tax asset as a result of the net operating  losses  assuming a 34%  effective tax rate.  There is uncertainty  as to whether the Company will  generate  sufficient  revenues in  the  future  to  utilize  the  net  operating  loss  carryforwards  and therefore  100% of the deferred tax asset  resulting from the net operating loss carryforwards has been fully impaired.

Note 5 - Stock Options

On September  15, 1998,  the Board  approved the issuance of 275,000  stock options to certain  employees.  The  purchase  price of the common stock is
$.20 per share and exercisable over a three year term.

The  Corporation  has adopted the  disclosure-only  provisions of Statement of Financial  Accounting  Standards No. 123,  "Accounting  for  Stock-Based
Compensation".  Accordingly,  no compensation  cost has been recognized for the stock  option  plans.  During the years  ended March 31, 2000 and 2001, there were no issued, exercised or expired options.

Note 6 - Commitments

The  Company  leases its office  space  under an  operating  lease  through
September  2003.  Rent  expense  was $4,950  for the year  ended  March 31,
2001.

Future minimum rental payments under  non-cancelable  operating  leases are as follows:

                                                               Rent
      Year of Expiration                                    Commitment
      ------------------                                  ------------

            2002                                               $  8,489
            2003                                                  6,363
                                                               --------

            Total                                              $ 14,852
                                                               ========

Item 8. Changes in and  Disagreements  with  Accountants on Accounting and
Financial Disclosure.

      The  disclosure  requirements  of Item 304 of  Regulation  SB are not applicable.

                                    PART III

Item 9. Directors,  Executive  Officers,  Promoters and Control  Persons;
Compliance with Section 16 (a) of the Exchange Act.

      The  following  are  the  directors  and  executive  officers  of the
Company.

                        Raymond N.                 Paul M.                 M. D.
                        Joeckel (1)              Joeckel (1)               Young
                        -----------             -----------            ---------------

Director since          October, 1979           October, 1979          February, 1990

Position(s) with        President and           Secretary and          Director
the Company             Director                Director

Age                     75                      49                     77

---------------

(1)   Messrs.  Raymond N. Joeckel and Paul M. Joeckel,  the Company's  only executive  officers,  have served as the Company's President and Secretary,
respectively,   since  December,   1979.  The  executive  officers  of  the
Company  hold office  until  their  death,  resignation,  or removal by the
Board of Directors.  There is no arrangement or  understanding  between any director or officer or any other  person  pursuant to which he was or is to be  selected  as a  director  or  officer.  Paul M.  Joeckel  is the son of
Raymond N. Joeckel.

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

      Paul M. Joeckel  received a B. A. degree in Economics  from  Colorado
State  University  in 1976.  During  1976 and until 1977,  Mr.  Joeckel was self-employed  as an independent  landman.  From June,  1977, until joining the  Company  on a  full-time  basis in  January,  1980,  Diamond  Shamrock
Corporation employed him as a senior landman.

      M. D.  Young  received  a B. A.  degree in  Geology  from  Vanderbilt
University  in 1951 at  Nashville,  Tennessee.  From 1952 to 1960 Mr. Young
worked for Gulf Oil  Corporation  as an Area  Geologist.  Subsequently,  he
has been a  consultant  to various  companies  in the  industry.  Mr. Young has also been a working  interest  owner in many wildcat wells in the Rocky
Mountain  region.  Mr.  Young is a member of the  American  Association  of
Petroleum Geologists.

      No  director  serves  as a member of the  Board of  Directors  of any other  company  with a class of  equity  securities  registered  under  the
Securities  Exchange Act of 1934 ('34 Act) or any company  registered as an investment company under the Investment Company Act of 1940.

      Section  16(a) of the '34 Act requires  officers,  directors  and the persons who own more than ten percent of the  Company's  equity  securities to file reports of ownership and changes in ownership  with the  Securities and  Exchange  Commission  (the  "SEC").  Directors,  officers  and greater than  ten  percent  shareholders  are  required  by the SEC  regulation  to furnish the Company with copies of all Section 16(a) reports filed.

      Based  solely on its review of the copies of the  reports it received from  persons  required  to file,  the  Company  believes  that  during the period ended Mach 31, 2001, all SEC filing  requirements  applicable to its officers, directors and greater than ten percent shareholders were met.

Item 10.  Executive Compensation.

      The  following  information  shows  the  compensation  of  the  named executive officers for each of the Company's last two fiscal years.

                           SUMMARY COMPENSATION TABLE

            ANNUAL COMPENSATION                       LONG TERM COMPENSATION
--------------------------------------------------------------------------------
Name
and                                         Annual    Restricted                       All Other
Principal                                   Compen-      Stock    Options/   LTIP       Compen-
Position      Year    Salary      Bonus     sation*      Awards     SARs    Payouts     sation
----------  ------- --------- ---------- ----------- ------------ --------- -------  --------------

Raymond N.    2001     N/A        N/A        $3,902      N/A        N/A       N/A        N/A
 Joeckel      2000     N/A        N/A        $3,309      N/A        N/A       N/A        N/A
 President

Paul M.       2001   $60,000      N/A        $4,274      N/A        N/A       N/A        N/A
 Joeckel      2000   $60,000      N/A        $4,274      N/A        N/A       N/A        N/A

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The  following  table sets forth  information,  as of June 30,  2001, regarding  the  common  stock  ownership  of  those  persons  known  by the
Company  to be the  beneficial  owners  of more than  five  percent  of its common stock, it directors, and its officers and directors as a group.

Name & Address of              Amount & Nature of            Percent of
Beneficial Owner              Beneficial Ownership              Class
----------------              --------------------           -----------

Paul M. Joeckel               345,477 shares (1)            11.25%
1630 Welton Street            Direct
Suite 530
Denver, CO 80202

Raymond N. Joeckel            100,000 shares (2)            3.26%
250 El Camino Real
Suite 218
Tustin, CA 92780

M. D. Young                   500 shares                    -0-
800 Pearl Street              Direct
Suite 406
Denver, CO 80203

Paul M. Joeckel, Trustee      1,346,481 shares              43.82%
Joeckel Family Trust          Direct
1630 Welton Street
Suite 530
Denver, CO 80202

Norman K. Brown               354,641 shares                11.54%
3857 46th Avenue, NE          Direct
Seattle, WA 98105

All officers and              1,792,458 shares              58.33%
directors as a group          Direct and options

---------------

(1)   Includes 150,000 shares  underlying  presently  exercisable  options.
See Note 5 to the Consolidated Financial Statements.

(2)   Represents  shares  underlying  presently  exercisable  options.  See
Note 5 to the Consolidated Financial Statements.

      The Company  knows of no  arrangements,  which could at a  subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions.

      There were no  transactions  during the fiscal  year ended  March 31,
2001, required to be reported hereunder.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

Item No.
Per S-K     Document as Form 10-KSB Exhibit                 Reference
-------     -------------------------------                 ---------

(2)         Plan of acquisition, sale,                       - None -
            reorganization arrangement,
            liquidation or succession

(3)         Articles of Incorporation and By-Laws               (1)

(4)         Instruments defining the rights of               - None -
            security holders, including indentures

(5)         Opinion re: legality                             - None -

(6)         No exhibit required                                N/A

(7)         No exhibit required                                N/A

(9)         Voting trust agreement                           - None -

(10)        Material contracts:
            Agreement re: Meadows at Westwoods                  (1)
            Operating Agreement re: Meadows at                  (1)
              Westwoods
            Promissory Note re: Meadows at                      (3)
              Westwoods
            Assignment of Membership Interest re:               (4)
              Eagle's Landing, LLC
            Operating Agreement re: Eagle's                     (4)
              Landing, LLC
            Settlement Agreement re: Eagle's                    (5)
              Landing, LLC
            Real Estate Purchase and Sale                       (5)
              Agreements
            First Amendment to Purchase and                     (5)
              Sale Agreement

(11)        Statement re: Computation of per                    (2)
              share earning

(12)        No exhibit required                                N/A

(13)        Annual or quarterly reports, Form 10-Q           - None -
            or Form 10-QSB

(16)        Letter re: change in certifying                  - None -
            accountants

(18)        Letter re: change in accounting                  - None -
            principles

(21)        Subsidiaries of the Registrant                      (1)

(23)        Consent of experts and counsel                   - None -

(24)        Power of attorney                                - None -

(25)        Statement of eligibility of trustee              - None -

---------------

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

                                    Date: June 27, 2001

      In accordance  with the Securities  Exchange Act of 1934, this report
has  been  signed  below  by  the  following   persons  on  behalf  of  the
Registrant and in the capacities and on the dates indicated.

Date
----

June 27, 2001                       /s/ Raymond N. Joeckel
                                    Raymond N. Joeckel
                                    Principal Executive,
                                    Accounting and Financial
                                    Officer and a director

June 27, 2001                       /s/ Paul M. Joeckel
                                    Paul M. Joeckel
                                    Secretary and a director

June 27, 2001                       /s/ M.D. Toung
                                    M. D. Young
                                    A director