Form 10QSB
period 2001-06-30
EAGLE EXPLORATION CO
filed 2001-08-14
CIK 30906

                          U. S. Securities and Exchange Commission
                                  Washington, D. C. 20549

                                        FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

      For the transition period from _____ to _____.

                                 Commission File No. 0-9458

                                 Eagle Exploration Company
                  (Exact name of registrant as specified in its character)

         Colorado                                    84-0804143
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                   1630 Welton Street, Suite 530, Denver, Colorado 80202
                   (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (303) 296-3677

            Indicated by check mark whether the  registrant  (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act of 1934  during  the  preceding  12 months ( or for such shorter  period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.   Yes  X  No ___.
                                                                                 ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                        PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant  filed all documents and reports  required to be filed by
Section 12, 13 or 15 (d) of the Exchange Act after the  distribution  of securities  under a plan confirmed by court.
  Yes __   No __.

      Indicate the number of shares  outstanding  of each of the issuer's  classed of common equity, as of the latest practicable date:

            Class                                 Number of Shares

         Common stock                                3,072 836

      Transitional Small Business Disclosure format: (Check one)  Yes ___  No  X .
                                                                              ---

                         EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

               INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I      FINANCIAL INFORMATION

Item 1      Condensed Consolidated Balance Sheets -
             March 31, 2001, and June 30, 2001 (Unaudited)

            Unaudited Condensed Consolidated Statements of Operations -
             Three Months Ended June 30, 2000, and 2001

            Unaudited Condensed Consolidated Statement of Cash Flows -
             Three Months Ended June 30, 2000, and 2001

            Notes to Unaudited Condensed Consolidated Financial Statements

Item 2      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

PART II     SIGNATURES

                         EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION

Item 1

                           Condensed Consolidated Balance Sheets

                                                            March 31,        June 30,
                                                               2001            2001
                                                            ----------     -----------
                                                           (Unaudited)
                                         Assets
Current assets
  Cash and cash equivalents                                 $  839,864     $   825,385
  Investments available-for-sale                             1,308,548       1,322,610
  Other receivables                                              4,013           3,805
                                                            ----------     -----------
     Total current assets                                    2,152,425       2,151,800
                                                            ----------     -----------

Office furniture, equipment and other, net of $239,820
 of accumulated depreciation at March 31, 2001 and
 $242,656 of accumulated depreciation at June 30, 2001          31,073          29,268
Land held for investment                                       301,275         301,275
Other assets                                                    26,637          26,637
                                                            ----------     -----------

Total assets                                                $2,511,410     $ 2,508,980
                                                            ==========     ===========

                          Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                          $   19,385     $    13,251
  Deposits, deferred revenue and other                           8,148           8,148
                                                            ----------     -----------
      Total current liabilities                                 27,533          21,399
                                                            ----------     -----------

Stockholders' equity
  Common stock, no par value; authorized 10,000,000
   shares; 3,072,836 shares issued and outstanding           6,632,998       6,632,998
  Accumulated deficit                                       (4,105,132)     (4,128,149)
  Unrealized holding loss on investments available
   for sale                                                    (43,989)        (17,268)
                                                            ----------     -----------
                                                             2,483,877       2,487,581
                                                            ----------     -----------

Total liabilities and stockholders' equity                  $2,511,410     $ 2,508,980
                                                            ==========     ===========

      See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                 Unaudited Condensed Consolidated Statements of Operations

                                                            For the Three Months Ended
                                                                     June 30,
                                                            --------------------------
                                                               2001            2000
                                                            ----------     -----------
Revenues
  Interest income                                           $   26,782      $   41,145
  Other income                                                   7,700          15,305
                                                            ----------      ----------
                                                                34,482          56,450
                                                            ----------      ----------
Expenses
  Depreciation                                                   2,836           4,252
  Other operating expenses                                      54,663          51,191
                                                            ----------      ----------
                                                                57,499          55,443
                                                            ----------      ----------

Net (loss) income                                              (23,017)          1,007
                                                            ----------      ----------

Other comprehensive income
  Unrealized (loss) gain on investments available
   for sale                                                    (26,721)         45,849
                                                            ----------      ----------

Comprehensive (loss) income                                 $  (49,738)     $   46,856
                                                            ==========      ==========

(Loss) income per share - basic and diluted                 $     (.01)    $        -
                                                            ==========     ===========

Weighted average number of shares outstanding - basic
 and diluted                                                 3,072,836       3,072,836
                                                            ==========      ==========

      See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                 Unaudited Condensed Consolidated Statements of Cash Flows

                                                            For the Three Months Ended
                                                                     June 30,
                                                            --------------------------
                                                               2001            2000
                                                            ----------     -----------
Cash flows from operating activities
  Net (loss) income                                         $  (23,017)    $     1,007
                                                            ----------     -----------
  Adjustments to reconcile net (loss) income to net
   cash (used) provided by operating activities:
   Depreciation                                                  2,836           4,252
   Change in assets and liabilities:
     Decrease in accounts receivable                               208           2,861
     Decrease in account payable                                (6,134)           (461)
                                                            ----------     -----------
                                                                (3,090)          6,652
                                                            ----------     -----------
      Net cash flows (used) provided by operating
       activities                                              (26,107)          7,659
                                                            ----------     -----------

Cash flows from investing activities
  Purchases of office furniture and equipment                   (1,031)             -
  Purchase of investments available-for-sale                        -         (437,673)
  Proceeds from sale of investments available-for-sale          12,659              -
                                                            ----------     ----------
      Net cash flows provided (used) by investing
       activities                                               11,628        (437,637)
                                                            ----------     -----------

Net decrease in cash and cash equivalents                      (14,479)       (430,014)

Cash and cash equivalents, beginning of year                   839,864       1,569,309
                                                            ----------     -----------

Cash and cash equivalents, end of quarter                   $  825,385     $ 1,139,295
                                                            ==========     ===========

Supplemental disclosure of cash flow information:
      The change in unrealized  gain (loss) on investments  available for sale for the three months ended June 30, 2000 and June 30, 2001 was $45,849 and $(26,721), respectively.

      See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1.    The  financial  information  furnished  reflects  all  adjustments,  which are, in the opinion of management,  necessary for a fair presentation of the financial  position at June
30, 2001,  and March 31,  2001, and of the condensed  consolidated  statements of operations and  condensed  consolidated  statements  of cash flows for the three  months ended June 30,
2001 and 2000.  The  results of  operations  and  statements  of cash flows for the  periods presented are not necessarily indicative of those to be expected for the entire year.

2.    The  accompanying  unaudited  condensed  consolidated  financial  statements have been prepared in accordance with generally accepted  accounting  principles for interim financial information.  Accordingly,  they  do  not  include  all  of the  information  and  footnotes required by generally accepted accounting  principles.  For further information refer to the audited  consolidated  financial  statements  and notes thereto for the year ended March 31,
2001,  included in the Company's 10-KSB filed with the Securities and Exchange Commission on
July 5, 2001.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of
Operation

Financial Condition, Liquidity and Capital Resources

      Cash and cash  equivalents  decreased  for the three  months  ended  June 30,  2001 to
$825,385 from  $839,864 for the year ended March 31, 2001 or $14,479.  This is primarily due to operating costs.

      Stockholders'  equity  decreased  from  $2,483,868  at March 31, 2001 to $2,487,581 at
June 30,  2001 or $23,017. An increase in unrealized loss on investments  available for sale for the period ended June 30, 2001 was $26,721.

Results of Operations

For the Three Months Ended June 30, 2001, Compared to the Three Months Ended June 30, 2000.

      For the three months ended June 30, 2001,  the Company's  total revenue was $34,482 as compared to $56,450 for the three  months ended June 30,  2000.  This  decrease in income is primarily due to the Company's  decrease in cash and cash  equivalents  and the interest and dividend income derived from those assets.

      Total  expense for the three months  ended June 30,  2001,  was $57,499 as compared to
$55,443 for the three months ended June 30, 2000.

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
                                    Secretary/Vice President Operations

Date: August 14, 2001