Form 10QSB
period 2001-09-30
EAGLE EXPLORATION CO
filed 2001-11-14
CIK 30906

                          U. S. Securities and Exchange Commission
                                  Washington, D. C. 20549

                                        FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

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
                   -----------------------------------------------------
                   (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (303) 296-3677

            Indicated by check mark whether the  registrant  (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act of 1934  during  the  preceding  12 months (or for such shorter  period that the  registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.   Yes     No ___.
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
  Yes   X   No __.
       ---

      Indicate the number of shares  outstanding  of each of the issuer's  classed of common equity, as of the latest practicable date:

            Class                                 Number of Shares
            -----                                 ----------------

         Common stock                                3,072 836

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

                         EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

               INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I      FINANCIAL INFORMATION

Item 1      Condensed Consolidated Balance Sheets -

             March 31, 2001, and September 30, 2001 (Unaudited)

            Unaudited Condensed Consolidated Statements of Operations -
             Three and Six Months Ended September 30, 2000, and 2001

            Unaudited Condensed Consolidated Statements of Cash Flows -
             Three and Six Months Ended September 30, 2000, and 2001

            Notes to Unaudited Condensed Consolidated Financial Statements

Item 2      Management's Discussion and Analysis of

             Financial Condition and Results of Operations

PART II     SIGNATURES

                         EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION

Item 1

                           Condensed Consolidated Balance Sheets

                                                            March 31,      September 30,
                                                               2001            2001
                                                            ----------     ------------
                                                                            (Unaudited)
                                         Assets
Current assets
  Cash and cash equivalents                                 $  839,864      $  740,930
  Investments available-for-sale                             1,308,548         713,730
  Other receivables                                              4,013          31,168
                                                            ----------      ----------
     Total current assets                                    2,152,425       1,485,828

Office furniture, equipment and other, net of $239,820
 of accumulated depreciation at March 31, 2001 and
 $245,492 of accumulated depreciation at September 30,
 2001                                                           31,073          26,432
Land held for investment                                       301,275         301,275
Investment in joint venture                                         -           63,125
Other assets                                                    26,637          26,637
                                                            ----------      ----------

Total assets                                                $2,511,410      $1,903,297
                                                            ==========      ==========

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $   19,385      $    8,114
  Deposits, deferred revenue and other                           8,148           8,148
                                                            ----------      ----------
      Total current liabilities                                 27,533          16,262
                                                            ----------      ----------

Stockholders' equity
  Common  stock,  no par  value;  authorized  10,000,000
   shares; 3,072,836 shares issued and outstanding           6,632,998       6,632,998
  Accumulated deficit                                       (4,105,132)     (4,129,804)
  Unrealized  holding loss on investments  available for
sale                                                           (43,989)       (616,159)
                                                            ----------      ----------
                                                             2,483,877       1,887,035
                                                            ----------      ----------

Total liabilities and stockholders' equity                  $2,511,410      $1,903,297
                                                            ==========      ==========

            See notes to unaudited condensed consolidated financial statements.

                 Unaudited Condensed Consolidated Statements of Operations

                                         For the Three                  For the Six
                                         Months Ended                  Months Ended
                                         September 30,                 September 30,
                                  ---------------------------    -------------------------
                                     2001             2000          2001           2001
                                  -----------      ----------    ----------     ----------
Revenue
  Interest and dividend
   income                         $     7,590      $   20,425    $   34,372     $   61,570
  Other income                         34,586          11,890        42,286         27,195
                                  -----------      ----------    ----------     ----------
   Total revenue                       42,176          32,315        76,658         88,765
                                  -----------      ----------    ----------     ----------

Expenses
  Depreciation                          2,836           4,813         5,672          9,065
  Other operating expense              40,995          58,256        95,658        109,447
                                  -----------      ----------    ----------     ----------
   Total expense                       43,831          63,069       101,330        118,512
                                  -----------      ----------    ----------     ----------

Net loss                          $    (1,655)     $  (30,754)   $  (24,672)    $  (29,747)
                                  ===========      ==========    ==========     ==========

Other comprehensive income
  Unrealized gain (loss) on
   investments
   available-for-sale                (545,449)         16,072      (572,170)        61,921
                                  -----------      ----------    ----------     ----------

Comprehensive (loss) income       $  (547,104)     $  (14,682)   $ (596,842)    $   32,174
                                  ===========      ==========    ==========     ==========

Basic and diluted net loss
 per share                        $     (.001)     $     (.10)   $     (.08)    $    (.010)
                                  ===========      ==========    ==========     ==========

Weighted average number of
 shares outstanding                 3,072,836       3,072,836     3,072,836      3,072,836
                                  ===========      ==========    ==========     ==========

            See notes to unaudited condensed consolidated financial statements.

                 Unaudited Condensed Consolidated Statements of Cash Flows

                                                            For the Six Months Ended
                                                                  September 30,
                                                          -----------------------------
                                                              2001             2000
                                                          -------------    ------------
Cash flows from operating activities
  Net loss                                                 $    (24,672)   $    (29,747)
                                                           ------------    ------------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation                                                   5,672           9,065
   Change in assets and liabilities:
     Decrease in accounts receivable                            (27,155)          5,225
     Decrease in accounts payable                               (11,271)           (462)
                                                           ------------    ------------
                                                                (32,754)         13,828
                                                           ------------    ------------
      Net cash flows used in operating activities               (57,426)        (15,919)
                                                           ------------    ------------

Cash flows from investing activities
  Redemption of certificates of deposit                              -          200,000
  Purchases of office furniture and equipment                    (1,031)         (3,242)
  Purchase of investment in joint venture                       (63,125)
  Purchase of investments available-for-sale                         -         (464,184)
  Proceeds from sale of investments available-for-sale           22,648          35,000
                                                           ------------    ------------
      Net cash flows used in investing activities               (41,508)       (232,426)
                                                           ------------    ------------

Net decrease in cash and cash equivalents                       (98,934)       (248,345)

Cash and cash equivalents, beginning of year                    839,864       1,569,309
                                                           ------------    ------------

Cash and cash equivalents, end of quarter                  $    740,930    $  1,320,964
                                                           ============    ============

Supplemental disclosure of cash flow information:
      The change in unrealized  gain (loss) on investments  available-for-sale  for the six months ended  September 30, 2001 and September 30, 2000 was  $(572,170) and $(61,921),
      respectively.

            See notes to unaudited condensed consolidated financial statements.

               Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1.    The  financial  information  furnished  reflects  all  adjustments,  which are, in the opinion of  management,  necessary  for a fair  presentation  of the  financial  position at
September 30, 2001,  and March 31,  2001,  and of the condensed  consolidated  statements of operations and condensed consolidated  statements of cash flows for the three and six months ended  September 30, 2001 and 2000.  The results of operations  and statements of cash flows for the periods  presented  are not  necessarily  indicative of those to be expected for the entire year.

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

      Cash and cash  equivalents  decreased  for the six months ended  September 30, 2001 to
$740,930 from  $839,864 for the year ended March 31, 2001 or $98,934.  This is primarily due to the Company's initial  investment in Buffalo  Highlands,  a real estate  investment,  and operating costs.

      On August 20, 2001, the Company and its partners  formed Buffalo  Highlands,  LLC. The
Company  owns a 25 percent  interest in the LLC and is a  co-manager.  The newly  formed LLC entered  into an Option  Agreement  to  purchase  320 acres of land.  The Option  Agreement, among other things,  provides for a $25,000 earnest money payment and $200,000 annual option payments  until  closing  which is  scheduled to occur on or before  December 31, 2005.  The earnest  money and option  payments  apply to the purchase  price of  $5,000,000.  It is the intent of the LLC to improve the property by obtaining  the proper  entitlements  for single and multi  family use.  During the  entitlement  process and upon  completion,  the property will be marketed.  The LLC plans to rezone the property,  plat the property for high-density residential  use,  and  sell  the  property  prior  to the  expiration  date  of the  Option
Agreement.

      Stockholders'  equity  decreased  from  $2,483,877  at March 31, 2001 to $1,887,035 at
September 30,   2001  or  $596,842.   An  increase  in   unrealized   loss  on   investments
available-for-sale  for the  period  ended  September  30,  2001 was  $572,170,  and the net operating loss was $24,672.

      The unrealized loss on investments  available-for-sale increased significantly for the period ended  September  30, 2001.  This is primarily  due to two  investments.  The Company invested  approximately $450,000 in four companies involved in drilling and developing a gas prospect near Bakersfield,  California.  The current fair market value at September 30, 2001 was $128,645 a decrease of  approximately  71.5 percent.  This decrease in value is a result of the decrease in the price of gas and the result of  mechanical  problems  encountered  in completing  the last two  wells  drilled  on the  structure.  Currently,  two new  wells are drilling on the  structure,  and a new 3D seismic has recently  been  completed and is under evaluation.  It is management's  opinion that a large quantity of gas and hydrocarbons is in place  under this  structure.  The  question  that  remains is can this  exploration  effort economically produce gas and hydrocarbons.

      The other  investment that  significantly  impacted the unrealized loss on investments available-for-sale  is the Company's investment in a telecommunication  company. The Company acquired  bonds in the amount of $352,600.  For the period  ended  September  30, 2001,  the value was $41,800.  Market  conditions in that sector have restricted that company's ability to finance its growth,  and as a result the probability of this investment to turn around is uncertain.

Results of Operations

For the Six Months Ended September 30, 2001,  Compared to the Six Months Ended September 30, 2000

      For the six  months ended  September 30, 2001, the Company's total revenue was $76,658 as  compared  to $88,765 for the six months  ended  September  30,  2000.  This  decrease in income is  primarily  due to the  Company's  decrease in cash and cash  equivalents  and the interest and dividend income derived from those assets along with lower interest rates.

      Total expense for the six months ended  September  30, 2001,  was $101,330 as compared to $118,512 for the six months ended  September  30, 2000.  This slight  decrease in expense is primarily due to a reduction of office rent.

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

                                    EAGLE EXPLORATION COMPANY
                                    (Registrant)

                                    By: /s/ Raymond N. Joeckel
                                        ----------------------
                                    Raymond N. Joeckel
                                    President/Chief Financial Officer

                                    By: /s/ Paul M. Joeckel
                                        -------------------
                                    Secretary/Vice President Operations

Date: November 12, 2001