Form 10QSB
period 2001-12-31
EAGLE EXPLORATION CO
filed 2002-02-14
CIK 30906

        U. S. Securities and Exchange Commission Washington, D. C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

      For the quarterly period ended December 31, 2001

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

             March 31, 2001, and December 31, 2001 (Unaudited)

            Unaudited Condensed Consolidated Statements of Operations -
             Three and Nine Months Ended December 31, 2000, and 2001

            Unaudited Condensed Consolidated Statements of Cash Flows -
             Three and Nine Months Ended December 31, 2000, and 2001

            Notes to Unaudited Condensed Consolidated Financial Statements

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations

PART II     SIGNATURES

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION

Item 1

                      Condensed Consolidated Balance Sheets

                                                                   March 31,      December 31,
                                                                     2001            2001
                                                                 ------------    ------------
                                                                                  (Unaudited)

                                         Assets
Current assets
  Cash and cash equivalents ..................................   $    839,864    $    938,037
  Investments available-for-sale .............................      1,308,548         520,182
Other receivables ............................................          4,013           8,276
                                                                 ------------    ------------
     Total current assets ....................................      2,152,425       1,466,495

Office furniture, equipment and other, net of $239,820
 of accumulated depreciation at March 31, 2001 and
 $248,328 of accumulated depreciation at December 31, 2001 ...         31,073          23,596
Land held for investment .....................................        301,275         301,275
Investment in joint venture ..................................           --            74,000
Other assets .................................................         26,637          26,637
                                                                 ------------    ------------

Total assets .................................................   $  2,511,410    $  1,892,003
                                                                 ============    ============

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ...........................................   $     19,385    $      5,787
  Deposits, deferred revenue and other .......................          8,148           8,148
                                                                 ------------    ------------
      Total current liabilities ..............................         27,533          13,935
                                                                 ------------    ------------

Stockholders' equity
  Common  stock,  no par  value;  authorized 10,000,000
   shares; 3,072,836 shares issued and outstanding ...........      6,632,998       6,632,998
  Accumulated deficit ........................................     (4,105,132)     (4,140,859)
  Unrealized  holding loss on investments  available for
sale .........................................................        (43,989)       (614,071)
                                                                 ------------    ------------
                                                                    2,483,877       1,878,068
                                                                 ------------    ------------

Total liabilities and stockholders' equity ...................   $  2,511,410    $  1,892,003
                                                                 ============    ============

       See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                    For the Three                 For the Nine
                                     Months Ended                  Months Ended
                                     December 31,                  December 31,
                              --------------------------    --------------------------
                                  2001           2000          2001           2000
                              -----------    -----------    -----------    -----------
Revenue
  Interest and dividend
   income .................   $    22,579    $    36,649    $    56,951    $    98,219
  Other income ............        18,378          9,321         60,664         36,516
                              -----------    -----------    -----------    -----------
   Total revenue ..........        40,957         45,970        117,615        134,735
                              -----------    -----------    -----------    -----------

Expenses
  Depreciation ............         2,836          4,813          8,508         13,878
  Other operating expense .        48,377         51,280        144,834        160,727
                              -----------    -----------    -----------    -----------
   Total expense ..........        51,213         56,093        153,342        174,605
                              -----------    -----------    -----------    -----------

Net loss ..................   $   (10,256)   $   (10,123)   $   (35,727)   $   (39,870)
                              ===========    ===========    ===========    ===========

Other comprehensive income
  Unrealized gain (loss) on
   investments
   available-for-sale .....         2,088        195,307       (570,082)       257,228
                              -----------    -----------    -----------    -----------

Comprehensive (loss) income   $    (8,168)   $   185,184    $  (605,809)   $   217,358
                              ===========    ===========    ===========    ===========

Basic and diluted net loss
 per share                    $     (.003)   $     (.003)   $      (.01)   $      (.01)
                              ===========    ===========    ===========    ===========

Weighted average number of
 shares outstanding .......     3,072,836      3,072,836      3,072,836      3,072,836
                              ===========    ===========    ===========    ===========

       See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                          For the Nine Months Ended
                                                                  December 31,
                                                          --------------------------
                                                              2001           2000
                                                          -----------    -----------
Cash flows from operating activities
  Net loss ............................................   $   (35,727)   $   (39,870)
                                                          -----------    -----------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation .......................................         8,508         13,878
   Change in assets and liabilities:
     Decrease in accounts receivable ..................        (4,263)         4,128
     Decrease in accounts payable .....................       (13,598)        (2,252)
                                                          -----------    -----------
                                                               (9,353)        15,754
                                                          -----------    -----------
      Net cash flows used in operating activities .....       (45,080)       (24,116)
                                                          -----------    -----------

Cash flows from investing activities
  Redemption of certificates of deposit ...............          --          200,000
  Purchases of office furniture and equipment .........        (1,031)        (3,106)
  Purchase of investment in joint venture .............       (74,000)
  Purchase of investments available-for-sale ..........          --         (708,178)
  Proceeds from sale of investments available-for-sale        218,284         35,000
                                                          -----------    -----------
      Net cash flows used in investing activities .....       143,253       (476,284)
                                                          -----------    -----------

Net decrease in cash and cash equivalents .............        98,173       (500,400)

Cash and cash equivalents, beginning of year ..........       839,864      1,569,309
                                                          -----------    -----------

Cash and cash equivalents, end of quarter .............   $   938,037    $ 1,068,909
                                                          ===========    ===========

Supplemental disclosure of cash flow information:
      The change in unrealized  gain (loss) on investments  available-for-sale  for
      the  nine  months  ended   December  31,  2001  and  December  31,  2000  was
      $(570,082) and $257,228, respectively.

       See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1.   The financial information furnished reflects all adjustments, which are, in the  opinion  of  management,  necessary  for a  fair  presentation  of the financial  position at December  31, 2001,  and March 31, 2001,  and of the
     condensed consolidated  statements of operations and condensed consolidated statements  of cash flows for the three and nine months ended  December 31,
     2001 and 2000.  The results of operations  and statements of cash flows for the  periods  presented  are not  necessarily  indicative  of  those  to be expected for the entire year.

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

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Item 2:    Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents  increased for the nine months ended December 31,
2001 to  $938,037  from  $839,864  for the year ended March 31, 2001 or $98,173.
This is  primarily  due to the  sale  of  shares  of a  Corporate  Asset  Backed corporation (CABCO) Trust for BellSouth Debentures.

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

     Stockholders'  equity  decreased  from  $2,483,877  at  March  31,  2001 to
$1,878,068 at December 31, 2001 or $605,809.  An increase in unrealized  loss on investments  available-for-sale  for the  period  ended  December  31,  2001 was
$570,082, and the net operating loss was $35,727.

     The   unrealized   loss   on   investments   available-for-sale   increased
significantly  for the period ended  December 31 2001.  This is primarily due to two investments.  The Company invested  approximately $450,000 in five companies involved in drilling and developing a gas prospect near Bakersfield, California.
The current  fair market  value at December  31, 2001 was $140,342 a decrease of approximately 69 percent.  This decrease in value is a result of the decrease in the price of gas and the result of mechanical problems encountered in completing the last two  wells  drilled  on the  structure.  Currently,  two new  wells are drilling on the structure,  and a new 3D seismic has recently been completed and is under evaluation. It is management's opinion that a large quantity of gas and hydrocarbons is in place under this structure.  The question that remains is can this exploration effort economically produce gas and hydrocarbons.

     The other  investment  that  significantly  impacted the unrealized loss on
investments    available-for-sale    is   the   Company's    investment   in   a
telecommunication company. The Company acquired bonds in the amount of $352,600.
For the period ended December 31, 2001, the value was $41,800. Market conditions in that sector have restricted that company's ability to finance its growth, and as a result the probability of this investment to turn around is uncertain.

Results of Operations

For the Nine Months  Ended  December  31,  2001,  Compared to the Nine Months Ended
December 31, 2000.

     For the nine months ended  December 31, 2001,  the Company's  total revenue was  $117,615 as compared to $134,735  for the nine months  ended  December  31,
2000. This decrease in income is primarily due to the Company's decrease in cash and cash  equivalents  and the interest and dividend  income  derived from those assets along with lower interest rates.

     Total expense for the nine months ended  December 31, 2001, was $153,342 as compared to $174,605 for the nine months ended December 31, 2000.  This decrease in expense is due to reduced office rent expense and other operating costs.

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

Date: February 14, 2002