Form 10KSB
period 2002-03-31
EAGLE EXPLORATION CO
filed 2002-06-28
CIK 30906

                          U. S. Securities and Exchange Commission
                                   Washington, D.C. 20549

                                        FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2002

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
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                    Identification Number)

                   1630 Welton Street, Suite 530, Denver, Colorado, 80202
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

     Issuer's revenues for the fiscal year ended March 31, 2002, were $125,458.

     At June 28,  2002,  3,072,836  shares of common  stock,  no par value,  the registrant's only class of voting stock were  outstanding.  The aggregate market value of the 1,186,256 common shares of the registrant held by nonaffiliates was approximately  $237,251 at June 28, 2002,  based on the mean between the bid and asked  prices  on the OTC  Bulletin  Board.  See  Item 5 herein  for  additional information in this regard.

     Document incorporated by reference: None

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                           PART I

Item 1.  Description of Business.

Nature of Business and Management's Plan

     Eagle Exploration Company's history of operations includes the purchase and development of residential  and commercial  real estate.  See Item 6 below for a description of two of the Company's current projects.  The Company's  operations also  include  engaging in oil and gas  exploration  and  production  activities directly by  acquiring  whole or partial  interests  in oil and gas leases,  and farming out or  reselling  all or part of its  interest in these leases to other companies  in the oil and gas  industry.  The  Company  continues  to hold minor interests in oil and gas properties and indirect  interests by acquiring  equity in other oil and gas companies.  The Company is investigating  various potential acquisitions and other business opportunities.

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

Employees

     As of June 28, 2002, the Company had two full-time  employees.  The Company has and may retain independent consultants from time to time on a limited basis.

Item 2.  Properties.

     The Company's assets consist of cash, real estate held for sale,  option to purchase  real estate,  investments  available-for-sale,  office  furniture  and equipment,  and minor  interests in oil and gas  properties  including one lease operated by the Company.  See the  Consolidated  Financial  Statements and Notes
related thereto in Item 7 below.

Item 3.  Legal Proceedings.

     No litigation is pending or threatened.

Item 4.  Submissions of Matters to a Vote of Security Holders.

     No matter was submitted  during the fourth quarter of fiscal 2002 to a vote of the Company's security holders.

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

                                    High Bid          Low Bid
                                    ========          =======

      2000
      ----
      2nd quarter                   $.75              $.40
      3rd quarter                   $.312             $.312
      4th quarter                   $.531             $.25

      2001
      ----
      1st quarter                   $.343             $.25
      2nd quarter                   $.30              $.20
      3rd quarter                   $.40              $.25
      4th quarter                   $.30              $.10

      2002
      ----
      1st quarter                   $.20              $.05

     As of June 28, 2002,  the Company had  approximately  500  shareholders  of record of its common stock.

     Holders of common stock are  entitled to receive  such  dividends as may be declared by the Company's Board of Directors.  The Company has paid no dividends on its common stock, nor does the Company anticipate that such dividends will be paid in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto in Item 7 below.

     The  Company's  cash and  certificates  of  deposits  at March 31, 2002 was
$958,294.  The Company's cash and cash  equivalents for the year ended March 31,
2001 was  $839,864.  This increase is primarily due to the sale of an investment in securities.

     Real estate held for sale  remained the same at $301,275 for the year ended
March  31,  2002.  The  Company  owns  a 55  percent  interest  in a  one  acre, undeveloped  commercial  property in Thornton,  Colorado.  A marketing effort is underway to sell the lot. Two other lots in the  subdivision are being developed and are scheduled for  completion  June,  2002.  This activity has generated new interest in the Company's  lot held for sale.  With only a few parcels zoned and ready for commercial development in this immediate area, management is confident that this parcel will sell and be a profitable venture for the Company.

     On August 20, 2001, the Company and its partners formed Buffalo  Highlands,
LLC. The Company owns a 25 percent interest in the LLC and is a co-manager.  The newly  formed LLC entered in to an Option  Agreement  to  purchase  320 acres of undeveloped  land.  The Option  Agreement,  among other  things,  provides for a
$25,000  earnest money payment and four $200,000  annual option  payments  until closing which is scheduled to occur on or before  December 31, 2005. The earnest money and option  payments will be applied  against the total  purchase price of
$5,000,000. It is the intent of the LLC to improve the property by obtaining the proper  entitlements  for single and multi  family use.  During the  entitlement process and upon  completion,  the property  will be marketed.  The LLC plans to rezone the property,  plat the property for  high-density  residential  use, and sell the property prior to the expiration date of the Option Agreement.

     The  Company's   pursuit  of  the  planning  for  Buffalo  Highlands  as  a residential  community  is moving  forward,  and the  plans  are being  shown to several large  homebuilders.  At the end of the Company's current fiscal year, a preliminary  PUD concept  plan was  submitted to the  city-planning  department.
Comments were received from the various jurisdictions, none of which opposed the development.  A final PUD plan is in process and will be submitted  for approval in the near future. Conversations are ongoing with several large homebuilders to customize this site for their specific needs. This process is expected to take a minimum of two years to complete before any sales occur.

     Stockholders'  equity  decreased  from  $2,483,877  at March 31,  2001,  to
$1,788,449  at March 31, 2002 or $695,428.  The Company  incurred an  unrealized loss on  investments  available-for-sale  for the year ended  March 31,  2002 of
$614,899 as compared to an unrealized gain on investments  available-for-sale of
$116,315 for the year ended March 31, 2001.

     The   unrealized   loss   on   investments   available-for-sale   increased
significantly for the year ended March 31, 2002. This is primarily due to two of the Company's  investments.  The Company invested approximately $450,000 in five companies  involved in drilling and developing a gas prospect near  Bakersfield,
California.  The  current  fair market  value at March 31,  2002 was  $133,094 a decrease of approximately 70 percent.  This decrease in value is a result of the decrease in the price of gas and the result of mechanical  problems  encountered in completing the last two wells drilled on the structure.  The participants may commence drilling operations on up to three additional wells in this prospect on or before August 31, 2003, although there is no assurance this will occur.

     The other  investment  that  significantly  impacted the unrealized loss on
investments    available-for-sale    is   the   Company's    investment   in   a
telecommunication company. The Company acquired bonds in the amount of $352,600.
For the year ended March 31,  2002,  the fair market  value was written  down to zero.  Market conditions in that sector have restricted the company's ability to finance its growth, and as a result the possibility that of this investment will turn around is uncertain.

Results of Operations

Fiscal 2002 Compared with Fiscal 2001

     Total  revenue for the year ended March 31, 2002,  was $125,458 as compared to $173,073  for the prior year ended March 31, 2001.  This  decrease in revenue was primarily due to interest income.  The Company recorded $111,677 in interest income for the year ended  March 31,  2001 and  $61,160 for the year ended March
31, 2002. This decrease in interest income is a primarily  attributable to lower interest  rates.  Total expenses for the fiscal year ended March 31, 2002,  were
$205,987  as  compared  to  $224,727  for the prior year ended  March 31,  2001, resulting in a net loss for the fiscal year ended March 31, 2002,  of $80,529 as compared to a net loss of $51,654 for the prior year ended March 31, 2001.

     Unrealized (losses) gains on investments available-for-sale were ($614,899)
and  $116,315  for the year ended  March 31, 2002 and 2001,  respectively.  This resulted in a  comprehensive  (loss)  income of  ($695,428)  and $64,661 for the years ended March 31, 2002, and 2001, respectively.

Financial Condition, Liquidity and Capital Resources

     The Company  believes its strong working capital position will enable it to meet its cash  operating  requirements  during the next 12 months.  Depending on market  conditions,  the Company  may  liquidate  some or all of it  investments available-for-sale  in fiscal 2003.  In any event,  its focus during fiscal 2003 will largely be directed to maximizing the value of its  undeveloped  commercial property in Thornton, Colorado.

Item 7.  Financial Statements.

                         EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                                     Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

      Consolidated Balance Sheet

      Consolidated Statements of Income

      Consolidated Statement of Changes in Stockholders' Equity

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                                INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Eagle Exploration Company and Subsidiaries
Tustin, CA

We have audited the accompanying consolidated balance sheet of Eagle Exploration
Company and  Subsidiaries  as of March 31,  2002,  and the related  consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain reasonable  assurance about whether the consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  consolidated  financial  statements.  An audit also includes  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  consolidated  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial  position of Eagle Exploration
Company  and  Subsidiaries  as of  March  31,  2002,  and the  results  of their operations  and their cash flows for the years  ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of
America.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

May 21, 2002
Denver, Colorado

                           Eagle Exploration Company
                           Consolidated Balance Sheet
                                 March 31, 2002

                                           Assets

Current assets
   Cash                                                           $     661,251
   Short term investments                                               421,794
   Certificates of deposit                                              297,043
   Accounts receivable                                                    5,875
                                                                  -------------
     Total current assets                                             1,385,963
                                                                  -------------

Non-current assets
   Office furniture, equipment and other, net of
    accumulated depreciation of $248,328                                 24,102
   Real estate held for sale                                            301,275
   Investment in option to purchase real estate                          74,000
   Other assets                                                          26,637
                                                                  -------------
     Total non-current assets                                           426,014
                                                                  -------------

Total assets                                                      $   1,811,977
                                                                  =============

                            Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                               $      15,380
   Accrued expenses                                                       8,148
                                                                  -------------
     Total liabilities                                                   23,528
                                                                  -------------

Stockholders' equity
   Common stock, no par value; authorized 10,000,000
    shares; 3,072,836 shares issued and outstanding                   6,632,998
   Accumulated deficit                                               (4,185,661)
   Unrealized holding (loss) gain on investments
    available-for-sale                                                 (658,888)
                                                                  -------------
     Total stockholders' equity                                       1,788,449
                                                                  -------------

Total liabilities and stockholders' equity                        $   1,811,977
                                                                  =============

                      See notes to consolidated financial statements.

                           Eagle Exploration Company

                        Consolidated Statements of Income

                                                       For the Years Ended
                                                             March 31,
                                                    ---------------------------
                                                        2002          2001
                                                    ------------ --------------

Revenues
   Interest income                                 $      61,160 $     111,677
   Other income                                           64,298        61,396
                                                   ------------- -------------
                                                         125,458       173,073
                                                   ------------- -------------

Expenses
   Depreciation                                            8,508        10,931
   Other operating expenses                              197,479       213,796
                                                   ------------- -------------
     Total expenses                                      205,987       224,727
                                                   ------------- -------------

Loss from operations                                     (80,529)      (51,654)

Income taxes                                                  -             -
                                                   ------------- -------------

Net loss                                                 (80,529)      (51,654)

Other comprehensive (loss) income
   Unrealized holding (loss) gain on
    investments available-for-sale                      (614,899)      116,315
                                                   ------------- -------------

Comprehensive (loss) income                        $    (695,428) $     64,661
                                                   ============= =============

Basic and diluted weighted average common shares
    outstanding                                        3,072,836     3,072,836
                                                   ============= =============

Basic and diluted loss per common share            $       (0.03) $      (0.02)
                                                   ============= =============

                      See notes to consolidated financial statements.

                           Eagle Exploration Company

            Consolidated Statement of Changes in Stockholders' Equity
                   For the Years Ended March 31, 2002 and 2001

                                 Common Stock                   Accumulated     Total
                            ---------------------  Accumulated Comprehensive Stockholders'
                              Shares     Amount      Deficit       Loss         Equity
                            ---------- ---------- ------------ ------------- ------------

Balance - March 31, 2000     3,072,836 $6,632,998 $(4,053,478) $  (160,304)  $ 2,419,216

Net loss                            -          -      (51,654)          -        (51,654)

Unrealized gain on
investments
available-for-sale                  -          -           -       116,315       116,315
                            ---------- ---------- -----------  -----------    -----------

Balance - March 31, 2001     3,072,836  6,632,998  (4,105,132)     (43,989)    2,483,877

Net loss                            -          -      (80,529)          -        (80,529)

Unrealized loss on
investments
available-for-sale                  -          -           -      (614,899)     (614,899)
                            ---------- ---------- -----------  -----------   -----------

Balance - March 31, 2002     3,072,836 $6,632,998 $(4,185,661) $  (658,888)  $ 1,788,449
                            ========== ========== ===========  ===========   ===========

                      See notes to consolidated financial statements.

                           Eagle Exploration Company

                      Consolidated Statements of Cash Flows

                                                              For the Years Ended
                                                                   March 31,
                                                         ---------------------------
                                                              2002          2001
                                                         ---------------------------
Cash flows from operating activities
  Net loss                                               $     (80,529) $    (51,654)
                                                         -------------  ------------
  Adjustments to reconcile net loss to net cash used in
   operating activities
   Realized loss (gain) on investments                           9,344       (13,580)
   Depreciation                                                  8,508        10,931
   Changes in assets and liabilities
     Accounts receivable                                        (1,862)        6,308
     Accounts payable                                           (4,005)        6,937
     Accrued expenses                                               -           (261)
                                                         -------------  ------------
                                                                11,985        10,335
                                                         -------------  ------------
      Net cash used in operating activities                    (68,544)      (41,319)
                                                         -------------  ------------

Cash flows from investing activities
  (Purchase) redemption of certificates of deposit            (297,043)      200,000
  Purchases of office furniture and equipment                   (1,537)       (3,106)
  Purchase of investments available-for-sale                        -       (764,807)
  Proceeds from sale of investments available-for-sale         262,511       181,062
  Purchase of land held for resale                             (74,000)     (301,275)
                                                         -------------  ------------
      Net cash used in investing activities                   (110,069)     (688,126)
                                                         -------------  ------------

Net decrease in cash                                          (178,613)     (729,445)

Cash - beginning of year                                       839,864     1,569,309
                                                         -------------  ------------

Cash - end of year                                       $     661,251  $    839,864
                                                         =============  ============

Supplemental disclosure of non-cash activity:
     The  Company   incurred   an   unrealized   gain   (loss)  on   investments
     available-for-sale  for  the  years  ended  March  31,  2002  and  2001  of
     ($614,899) and $116,315, respectively.

                           Eagle Exploration Company

                          Note to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Eagle Exploration  Company and Subsidiaries (the "Company")  primary  operations have included the purchase and development of residential real estate,  engaging in oil and gas exploration and production activities, acquiring whole or partial interests in oil and gas leases and farming out or reselling  all or part of its interest  in  these  leases  to  other  companies  in the oil and gas  industry.
Currently,  the Company has no plans to acquire  additional land for development and sale nor has it identified oil and gas investment opportunities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Eagle
Exploration  Company  and  its  subsidiaries.   All  intercompany  accounts  and
transactions have been eliminated in  consolidation.  The following is a listing of wholly  owned  subsidiaries  of Eagle  Exploration  Company:  Colorado  Eagle
Exploration Company,  Emsen Energy, Inc., Eagle Development Company and Overland
Energy, Inc.

Use of Estimates

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting  principles  generally  accepted  in the  United  States  of  America requires  management to make estimates and assumptions  that affect the reported amounts  of  assets  and  liabilities,  disclosures  of  contingent  assets  and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The  carrying  amounts  of  financial   instruments   including  cash  and  cash
equivalents,  receivables  and accounts  payable  approximated  fair value as of
March 31, 2002 because of the relatively short maturity of these instruments.

The  carrying  amounts  of  investments  available-for-sale  are based on quoted market values.

Cash and Cash Equivalents

The Company considers all highly liquid  instruments  purchased with an original maturity of three months or less to be cash equivalents. The Company continually
monitors  its  positions   with,  and  the  credit  quality  of,  the  financial
institutions with which it invests.

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

Long-Lived Assets

The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances  indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Comprehensive Income (Loss)

Statement of Financial  Accounting  Standards No. 130, "Reporting  Comprehensive
Income,"  requires the disclosure of comprehensive  income to reflect changes in equity that result from transactions and economic events from non-owner sources.
Accumulated  other  comprehensive   income  (loss)  for  the  periods  presented
represents  unrealized  holding  losses and gains  associated  with  investments available-for-sale.  There was no tax  expense or tax  benefit  associated  with these items.

Property and Equipment

Property and  equipment is stated at cost.  Depreciation  is provided  utilizing straight-line  and accelerated  methods over the estimated  useful lives of five years for owned assets.

Basic and Diluted Earnings Per Common Share

In accordance  with FAS 128,  basic  earnings per share are computed by dividing net income by the number of weighted  average common shares  outstanding  during the year.  Diluted  earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year,  including potential  common  shares,  which  consisted of stock  options.  The Company has incurred a loss for the year ended March 31, 2002 thereby  making the  inclusion
of  stock  options  in  the  2002  dilutive  earnings  per  share   computations
antidilutive.

Income Taxes

The  Company  recognizes  deferred  tax  liabilities  and  assets  based  on the differences  between the tax basis of assets and  liabilities and their reported amounts in the  financial  statements  that will result in taxable or deductible amounts in future years. The Company's  temporary  differences  result primarily from fixed assets and oil and gas property.

Note 2 - Investments Available-for-Sale

Investments available-for-sale at March 31, 2002 consist of the following:

                                                             Unrealized
                                 Fair Value        Cost         Loss
                               -------------- ------------- ------------

     Equity securities         $      421,794 $     728,082 $    (306,288)
     Debt securities                       -        352,600      (352,600)
                               -------------- ------------- -------------
                               $      421,794 $   1,080,682 $    (658,888)
                               ============== ============= =============

Proceeds from the sale of equity securities were $262,511 and $181,062 resulting in realized  (losses) gains of ($9,344) and $13,580 during the years ended March
31, 2002 and 2001, respectively. Debt instruments mature June 2005.

Note 3 - Real Estate Held for Sale

The  Company  owns a 55%  interest  in real estate in  Thornton,  Colorado.  The
Company plans to develop or sell this real estate.

Note 4 - Investment in Option to Purchase Real Estate

Eagle  Development  Company is a 25% member of a Limited  Liability  Corporation which entered into an option  agreement to purchase land. This option  agreement requires four $200,000 option payments from the LLC. The first of these payments was paid in August of 2001,  the second  payment is due on or before  August 20,
2002 and the  remaining  two  payments  are due January  15, 2003 and 2004.  All option  payments  are  non-refundable  and are  applied  toward  the  $5,000,000 purchase  price.  The LLC was  required to pay $25,000 in earnest  money and may also be  required  to pay up to  $100,000  to  acquire  relevant  relinquishment agreements,  quit claim deeds,  applicable  surface use  agreements or long term development leases.  Closure of the real estate transaction is anticipated on or before  December  15, 2004  assuming all  obligations  under the  agreement  are performed  on a timely  basis at which  time  the  remainder  of the  $5,000,000 purchase price will be due.

Note 5 - Income Taxes

The Company  did not provide a current or deferred US federal,  state or foreign income tax provision or benefit for any of the periods  presented because it has experienced  recurring  operating  losses.  The  Company  has  provided  a  full valuation allowance on the deferred tax asset,  consisting  primarily of the net operating loss, because of uncertainty regarding their realizability.

Reconciliations  between the statutory federal income tax expense (benefit) rate as a percentage of net loss before income taxes is as follows:

                                                         March 31,     March 31,
                                                           2002          2001
                                                         ----------- -----------

Statutory federal income tax rate                             34.0%      34.0%
Valuation allowance                                          (34.0)%     (34.0)%
                                                         ----------- -----------

Effective tax rate per financial statements                      - %         - %
                                                         =========== ===========

As of March 31, 2002, the Company's net operating loss  carryforwards  expire as follows:

                        Year Ending March 31,
                        ---------------------
                                 2003                             $   1,162,000
                                 2004                                   426,000
                                 2005                                   464,000
                                 2006                                     1,000
                                 2007                                    33,000
                                 2011                                    97,000
                                 2012                                   740,000
                                 2013                                   162,000
                                 2020                                    18,000
                                 2021                                    51,000
                                 2022                                    53,000
                                                                  -------------
                                                                  $   3,207,000
                                                                  =============

The Company has a deferred tax asset of approximately  $1,090,000 as a result of the net operating losses assuming a 34% effective tax rate. There is uncertainty as to whether the Company  will  generate  sufficient  revenues in the future to utilize the net operating loss  carryforwards and therefore 100% of the deferred tax asset  resulting  from the net operating loss  carryforwards  has been fully reserved.

Note 6 - Stock Options

On September 15, 1998,  the Board approved the issuance of 275,000 stock options to certain  employees.  The purchase price of the common stock is $.20 per share and exercisable  over a three year term.  These stock options expired during the year ended March 31, 2002.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation".
Accordingly,  no  compensation  cost has been  recognized  for the stock  option plans.  During the years ended  March 31,  2002 and 2001,  there were no issued, exercised or expired options.

Note 7 - Commitments

Operating Leases

The Company leases its office space under an operating  lease through  September
2003. Rent expense was $13,557 and $24,090 for the year ended March 31, 2002 and
2001, respectively.

Future minimum lease payments under these leases are approximately as follows:

                        Year Ending March 31,
                        ---------------------

                                 2003                             $       8,489
                                 2004                                     6,363
                                                                  -------------
                                                                  $      14,852
                                                                  =============

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure

     The  disclosure   requirements  of  Item  304  of  Regulation  SB  are  not
applicable.

                                          PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16 (a) of the Exchange Act.

      The following are the directors and executive officers of the Company.

                    Raymond N.        Paul M.           M. D.
                    Joeckel (1)       Joeckel (1)       Young
                    -----------       -----------       -----

Director since      October, 1979     October, 1979     February, 1990

Position(s) with    President and     Secretary and     Director
the Company         Director          Director

Age                 76                50                78

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

     Raymond N. Joeckel  attended Los Angeles City College and the University of
Southern  California in programs  which did not lead to degrees.  He received an
L.L.B. degree from Southwestern University,  Los Angeles,  California,  in 1950.
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

     Based  solely on its review of the copies of the reports it  received  from persons  required to file,  the Company  believes  that during the period  ended
March  31,  2002,  all  SEC  filing  requirements  applicable  to its  officers, directors and greater than ten percent shareholders were met.

Item 10.  Executive Compensation.

     The following  information  shows the  compensation  of the named executive officers for each of the Company's last two fiscal years.

                              SUMMARY COMPENSATION TABLE

            ANNUAL COMPENSATION                      LONG TERM COMPENSATION
-----------------------------------------------------------------------------------------

Name                                    Other
and                                     Annual       Restricted                       All Other
Principal                               Compen-      Stock        Options/   LTIP     Compen-
Position          Year  Salary   Bonus  sation*      Awards       SARs       Payouts  sation
------------------------------------------------------------------------------------------------

Raymond N.        2002  N/A      N/A    $4,135       N/A          N/A        N/A      N/A
Joeckel           2001  N/A      N/A    $3,902       N/A          N/A        N/A      N/A
President

Paul M.           2002  $64,000  N/A    $6,633       N/A          N/A        N/A      N/A
Joeckel           2001  $60,000  N/A    $4,274       N/A          N/A        N/A      N/A

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information,  as of June 28, 2002, regarding the common  stock  ownership  of those  persons  known by the  Company to be the beneficial  owners of more than five percent of its common stock,  it directors, and its officers and directors as a group.

Name & Address of             Amount & Nature of            Percent of
Beneficial Owner              Beneficial Ownership          Class
----------------              --------------------          ----------

Paul M. Joeckel               439,599 shares (1)            14.31%
1630 Welton Street            Direct and options
Suite 530
Denver, CO 80202

Raymond N. Joeckel            100,000 shares (2)             3.26%
250 El Camino Real            Options
Suite 218
Tustin, CA 92780

M. D. Young                   500 shares                      -0-
800 Pearl Street              Direct
Suite 406
Denver, CO 80203

Paul M. Joeckel, Trustee      1,346,481 shares              43.82%
Joeckel Family Trust          Direct
1630 Welton Street
Suite 530
Denver, CO 80202

Norman K. Brown               354,641 shares                11.54%
3857 46th Avenue, NE          Direct
Seattle, WA 98105

All officers and              1,886.580 shares              61.39%
directors as a group          Direct and options

---------------

(1)      Includes 150,000 shares underlying  presently  exercisable options. See
Note 6 to the  Consolidated  Financial  Statements.  Also includes 94,122 shares held by Joeckel Enterprises of which Paul M. Joeckel is the managing partner.

(2)      Represents shares underlying presently  exercisable options. See Note 6 to the Consolidated Financial Statements.

     The Company  knows of no  arrangements,  which could at a  subsequent  date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions.

     There were no  transactions  during the fiscal year ended  March 31,  2002, required to be reported hereunder.

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

(5)         Opinion re: legality                             - None -

(6)         No exhibit required                                N/A

(7)         No exhibit required                                N/A

(9)         Voting trust agreement                           - None -

(10)        Material contracts:

10.02(a)    Colony Square                                      (2)

10.02(b)    Buffalo Highlands, LLC                             (2)

(11)        Statement re: Computation of per                   N/A
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

(2)       Filed herewith.

                                         SIGNATURES

     In accordance  with Section 13 or 15(d) of the  Securities  Exchange Act of
1934,  the  Registrant  caused  this  report to be  signed on its  behalf by the undersigned, thereunto duly authorized.

                                    EAGLE EXPLORATION COMPANY

                                    By:/s/Raymond N. Joeckel
                                       Raymond N. Joeckel
                                       President

                                    Date: June 28, 2002

     In accordance  with the  Securities  Exchange Act of 1934,  this report has been signed below by the following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Date
----

June 28, 2002                 /s/Raymond N. Joeckel
                              Raymond N. Joeckel
                              Principal Executive,
                              Accounting and Financial
                              Officer and a director

June 28, 2002                 /s/Paul M. Joeckel
                              Paul M. Joeckel
                              Secretary and a director

June 28, 2002                 /s/M. D. Young
                              M. D. Young
                              A director

                                       EXHIBIT INDEX

No.         Description
---         -----------

10.01(a)    Colony Square Agreement

10.02(b)    Buffalo Highlands, LLC