Form 10QSB
period 2002-06-30
EAGLE EXPLORATION CO
filed 2002-08-16
CIK 30906

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended June 30, 2002

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

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I      FINANCIAL INFORMATION
------      ---------------------

Item 1   Condensed Consolidated Balance Sheets - March 31, 2002, and June 30, 2002 (Unaudited)

Unaudited Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2001 and 2002

Unaudited Condensed Consolidated Statement of Cash Flows - Three Months Ended June 30, 2002 and 2001

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II     OTHER INFORMATION
-------     -----------------

Item 6    Exhibits and Reports on Form 8-K

SIGNATURES

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION
------

Item 1

                       Condensed Consolidated Balance Sheets

                                                                   June 30,        March 31,
                                                                     2002            2002
                                                                 ------------    ------------
                                                                                 (Unaudited)
                                         Assets
Current assets
  Cash .......................................................   $    547,639    $    661,251
   Short term investments ....................................        423,462         421,794
   Certificates of deposit ...................................        355,043         297,043
   Accounts receivable .......................................          7,471           5,875
                                                                 ------------    ------------
     Total current assets ....................................      1,333,615       1,385,963
                                                                 ------------    ------------

Non-current assets
 Office furniture, equipment and other, net of
  accumulated depreciation of $239,820 and $228,400 at
  March 31, 2002 and June 20, 2002, respectively .............         48,525          24,102
 Real Estate held for sale ...................................        301,275         301,275
 Investment in option to purchase real estate ................         81,500          74,000
 Other assets ................................................         26,637          26,637
                                                                 ------------    ------------
   Total non-current assets ..................................        457,937         426,014
                                                                 ------------    ------------

Total assets .................................................   $  1,791,552    $  1,811,977
                                                                 ============    ============

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ...........................................   $     12,009    $     15,380
  Deposits, deferred revenue and other .......................          8,148           8,148
                                                                 ------------    ------------
      Total current liabilities ..............................         20,157          23,528
                                                                 ------------    ------------

Stockholders' equity
  Common  stock,  no par  value;  authorized 10,000,000
   shares; 3,072,836 shares issued and outstanding ...........      6,632,998       6,632,998
  Accumulated deficit ........................................     (4,204,383)     (4,185,661)
  Unrealized  holding loss on investments  available for
   sale ......................................................       (657,220)       (658,888)
                                                                 ------------    ------------
                                                                    1,771,395       1,788,449
                                                                 ------------    ------------

Total liabilities and stockholders' equity ...................   $  1,791,552    $  1,811,977
                                                                 ============    ============

      See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                                           For the Three Months Ended
                                                                     June 30,
                                                           --------------------------
                                                               2002            2001
                                                           -----------    -----------
Revenues
  Interest income ......................................   $    12,290    $    26,782
  Other income .........................................        22,377          7,700
                                                           -----------    -----------
   Total revenue .......................................        34,667         34,482
                                                           -----------    -----------

Expenses
  Depreciation .........................................         2,325          2,836
  Other operating expenses .............................        51,064         54,663
                                                           -----------    -----------
   Total expenses ......................................        53,389         57,499
                                                           -----------    -----------

Net loss ...............................................       (18,722)       (23,017)
                                                           -----------    -----------

Other comprehensive income (loss)
  Unrealized  gain (loss) on  investments  available for
   sale ................................................         1,668        (26,721)
                                                           -----------    -----------

Comprehensive loss .....................................   $   (17,054)   $   (49,738)
                                                           ===========    ===========

Loss per share - basic and diluted .....................   $      (.01)   $      (.01)
                                                           ===========    ===========

Weighted average number of shares outstanding - basic
 and diluted ...........................................     3,072,836      3,072,836
                                                           ===========    ===========

      See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                         For the Three Months Ended
                                                                  June 30,
                                                           ----------------------
                                                              2002         2001
                                                           ---------    ---------
Cash flows from operating activities
  Net loss .............................................   $ (18,722)   $ (23,017)
                                                           ---------    ---------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation ........................................       2,325        2,836
   Gain on trade-in of vehicle .........................     (10,575)        --
   Change in assets and liabilities:
     Decrease (increase) in accounts receivable ........      (1,596)         208
     Decrease in account payable .......................      (3,371)      (6,134)
                                                           ---------    ---------
                                                             (13,217)      (3,090)
                                                           ---------    ---------
      Net cash flows used in operating activities ......     (31,939)     (26,107)
                                                           ---------    ---------

Cash flows from investing activities
  Purchase of certificates of deposit ..................     (58,000)        --
  Purchases of office furniture and equipment ..........     (16,173)      (1,031)
  Purchase of land held for resale .....................      (7,500)        --
  Proceeds from sale of investments available-for-sale .        --         12,659
                                                           ---------    ---------
      Net cash flows  (used in)  provided  by  investing
        activities .....................................     (81,673)      11,628
                                                           ---------    ---------

Net decrease in cash and cash equivalents ..............    (113,612)     (14,479)

Cash and cash equivalents, beginning of year ...........     661,251      839,864
                                                           ---------    ---------

Cash and cash equivalents, end of quarter ..............   $ 547,639    $ 825,385
                                                           =========    =========

Supplemental disclosure of cash flow information:
     The change in unrealized gain (loss) on investments  available for sale for the three  months  ended  June 30,  2002 and June 30,  2001 was  $1,668 and
     $(26,721), respectively.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1.   The financial information furnished reflects all adjustments, which are, in the  opinion  of  management,  necessary  for a  fair  presentation  of the financial  position  at June 30,  2002,  and  March  31,  2002,  and of the
     condensed consolidated  statements of operations and condensed consolidated statements of cash flows for the three months ended June 30, 2002 and 2001.
     The  results of  operations  and  statements  of cash flows for the periods presented  are not  necessarily  indicative of those to be expected for the entire year.

2.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted  accounting  principles for interim financial information.  Accordingly, they do not include all of the information  and footnotes  required by generally  accepted  accounting principles.  For  further  information  refer to the  audited  consolidated financial  statements  and notes thereto for the year ended March 31, 2002, included in the  Company's  10-KSB filed with the  Securities  and Exchange
     Commission on June 28, 2002.

Subsequent Event

On July 17, 2002, the Company issued 275,000 options to purchase common stock to the three  officers of the  Company.  The options were issued at market value on the date of grant with a term of five years.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition, Liquidity and Capital Resources

     The  Company's  cash and  certificates  of  deposits  at June 30, 2002 were
$902,682  as  compared  to cash and  certificates  of deposit for the year ended
March 31, 2002 of $958,294.  This is a decrease of approximately 5.8% or $55,612 and is primarily due to operating costs.

     Stockholders'  equity  decreased  from  $1,788,449  at  March  31,  2002 to
$1,771,395 at June 30, 2002 or $17,054.  The Company incurred an unrealized gain on investments  available-for-sale  for the period ended June 30, 2002 of $1,668 and a net loss of $18,722.

Results of Operations

For the Three  Months  Ended June 30,  2002,  Compared to the Three Months Ended
June 30, 2001.

     For the three months ended June 30, 2002,  the Company's  total revenue was
$34,667 as compared to $34,482 for the three months ended June 30, 2001. This is a slight increase in revenue of $185.

     Total  expense for the three  months  ended June 30,  2002,  was $53,389 as compared to $57,449 for the three months ended June 30, 2001.  Unrealized  gains
(losses) on  investments  available-for-sale  were $1,688 and  $(26,721) for the period  ended  June  30,  2002  and  2001,  respectively.  This  resulted  in  a comprehensive loss of $17,054 and $49,738 for the period ended June 30, 2002 and
2001, respectively.

PART II

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit  99(i)  Certification  of Principal  Executive  and  Accounting  and
                    Financial Officer, Raymond N. Joeckel  Pursuant to 18 U.S.C.
                    Section  1350,  as  Adopted  Pursuant  to Section 906 of the
                    Sarbanes-Oxley Act of 2002

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

Date: August 16, 2001