Form 10QSB
period 2002-09-30
EAGLE EXPLORATION CO
filed 2002-11-15
CIK 30906

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF  THE SECURITIES  EXCHANGE ACT
     OF 1934

      For the quarterly period ended September 30, 2002

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
requirements for the past 90 days. Yes    No   .
                                      ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the  distribution of securities under a plan confirmed by court.
  Yes X  No   .
     ---   ---

     Indicate the number of shares  outstanding of each of the issuer's  classes of common equity, as of the latest practicable date:

            Class                                 Number of Shares
            -----                                 ----------------

         Common stock                                3,072 836

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
------       September 30, 2002 (unaudited), and March 31, 2002

            Unaudited Condensed Consolidated Statements of Operations -
             Three and Six Months Ended September 30, 2002 and 2001

            Unaudited Condensed Consolidated Statements of Cash Flows -
             Six Months Ended September 30, 2002 and 2001

            Notes to Unaudited Condensed Consolidated Financial Statements

Item 2      Management's Discussion and Analysis of
------       Financial Condition and Results of Operations

Item 3       Controls and Procedures
------

PART II     OTHER INFORMATION
-------     ----------

Item 6      Exhibits and Reports on Form 8-K
------

SIGNATURES

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION

Item 1

                      Condensed Consolidated Balance Sheets

                                                         September 30,     March 31,
                                                             2002            2002
                                                          -----------     -----------
                                                          (Unaudited)
                                        Assets
Current assets
  Cash and cash equivalents                                $  455,285      $  661,251
  Investments available-for-sale                              351,542         421,794
  Certificates of deposit                                     355,043         297,043
  Other receivables                                             6,313           5,875
                                                           ----------      ----------
     Total current assets                                   1,168,183       1,385,963
                                                           ----------      ----------

Non-current assets
  Office furniture, equipment and other, net of
   accumulated depreciation of $230,725 and $248,328
   at September 30, 2002 and March 31, 2002,
   respectively                                                46,200          24,102
  Real estate held for sale                                   301,275         301,275
  Investment in option to purchase real estate                144,000          74,000
  Other assets                                                 26,637          26,637
                                                           ----------      ----------
     Total non-current assets                                 518,112         426,014
                                                           ----------      ----------

Total assets                                               $1,686,295      $1,811,977
                                                           ==========      ==========

                         Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                         $   10,784      $   15,380
  Deposits, deferred revenue and other                          8,148           8,148
                                                           ----------      ----------
      Total current liabilities                                18,932          23,528
                                                           ----------      ----------

Stockholders' equity
  Common stock, no par value; authorized 10,000,000
   shares; 3,072,836 shares issued and outstanding          6,632,998       6,632,998
  Accumulated deficit                                      (4,236,495)     (4,185,661)
  Unrealized holding loss on investments available
   for sale                                                  (729,140)       (658,888)
                                                           ----------      ----------
                                                            1,667,363       1,788,449
                                                           ----------      ----------

Total liabilities and stockholders' equity                 $1,686,295      $1,811,977
                                                           ==========      ==========

      See notes to unaudited condensed consolidated financial statements.

                         EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                        For the Three                  For the Six
                                        Months Ended                  Months Ended
                                        September 30,                 September 30,
                                  ---------------------------   --------------------------
                                     2002             2001         2002            2001
                                  -----------     -----------   -----------     ----------
Revenue
  Interest and dividend
   income                         $     4,879      $    7,590    $   17,169     $   34,372
  Other income                         11,394          34,586        33,771         42,286
                                  -----------      ----------    ----------     ----------
   Total revenue                       16,273          42,176        50,940         76,658
                                  -----------      ----------    ----------     ----------

Expenses
  Depreciation                          2,325           2,836         4,650          5,672
  Other operating expenses             46,060          40,995        97,124         95,658
                                  -----------      ----------    ----------     ----------
   Total expenses                      48,385          43,831       101,774        101,330
                                  -----------      ----------    ----------     ----------

Net loss                          $   (32,112)     $   (1,655)   $  (50,834)    $  (24,672)
                                  ===========      ==========    ==========     ==========

Other comprehensive income
  Unrealized loss on
   investments
   available-for-sale                 (71,940)       (545,449)      (70,252)      (572,170)
                                  -----------      ----------    ----------     ----------

Comprehensive loss                $  (104,052)     $ (547,104)   $ (121,086)    $ (596,842)
                                  ===========      ==========    ==========     ==========

Basic and diluted net loss
 per share                        $      (.01)     $     (.00)   $     (.02)    $     (.01)
                                  ===========      ==========    ==========     ==========

Weighted average number of
 shares outstanding - basic
 and diluted                        3,072,836       3,072,836     3,072,836      3,072,836
                                  ===========      ==========    ==========     ==========

       See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                             For the Six Months Ended
                                                                   September 30,
                                                          -----------------------------
                                                               2002            2001
Cash flows from operating activities
  Net loss                                                 $    (50,834)   $    (24,672)
                                                           ------------    ------------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation                                                   4,650           5,672
   Gain on trade-in of vehicle                                  (10,575)             -
   Change in assets and liabilities:
     Increase in accounts receivable                               (438)        (27,155)
     Decrease in accounts payable                                (4,596)        (11,271)
                                                           ------------    ------------
                                                                (10,959)        (32,754)
                                                           ------------    ------------
      Net cash flows used in operating activities               (61,793)        (57,426)
                                                           ------------    ------------

Cash flows from investing activities
  Purchase of certificates of deposit                           (58,000)             -
  Purchases of office furniture and equipment                   (16,173)         (1,031)
  Purchase of investments available-for-sale                         -          (63,125)
  Purchase of investment in option to purchase real
   estate                                                       (70,000)             -
  Proceeds from sale of investments available-for-sale               -           22,648
                                                           ------------    ------------
      Net cash flows used in investing activities              (144,173)        (41,508)
                                                           ------------    ------------

Net decrease in cash and cash equivalents                      (205,966)        (98,934)

Cash and cash equivalents, beginning of year                    661,251         839,864
                                                           ------------    ------------

Cash and cash equivalents, end of quarter                  $    455,285    $    740,930
                                                           ============    ============

Supplemental disclosure of cash flow information:

     The change in unrealized gain (loss) on investments  available-for-sale for the six  months  ended  September  30,  2002  and  September  30,  2001 was
     $(70,252) and $(572,170), respectively.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information  furnished reflects all adjustments,  which are, in the opinion of management,  necessary for a fair  presentation  of the financial position  at  September  30,  2002,  and March 31,  2002,  and of the  condensed consolidated  statements of operations and condensed consolidated  statements of cash flows for the three and six months ended  September 30, 2002 and 2002.  The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Stockholders' Equity

In July 2002,  the  Company  issued  options to purchase  275,000  shares of the
Company's  common stock to the three  officers of the Company.  The options were issued at market value on the date of grant with a term of five years.

Item 2: Management's  Discussion and Analysis of Financial Condition and Results
of Operations

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents and certificates of deposit, decreased during the six months ended  September  30, 2002 to $810,328,  as compared with $958,294 at
March 31, 2002. This decrease is primarily due to the Company's operating costs, and a real estate investment of $70,000.

     Stockholders'  equity  decreased  from  $1,788,449  at  March  31,  2002 to
$1,667,363  at  September  30,  2002,  or  $121,086.  The  Company  incurred  an unrealized  loss on the  investments  available-for-sale  of $70,252,  and a net operating loss of $50,834, for the period ended September 30, 2002.

Results of Operations

For the Six Months Ended  September  30, 2002,  Compared to the Six Months Ended
September 30, 2001.

     For the six months ended  September 30, 2002,  the Company's  total revenue was $50,940 as compared to $76,658 for the six months ended  September 30, 2001.
This decrease in revenue is primarily due to the Company's  decrease in cash and cash  equivalents and the interest and dividend income derived from those assets along with lower interest rates.

     Total  operating  expenses for the six months ended September 30, 2002 were
$101,774 as compared to $101,330  for the six months ended  September  30, 2001.
Unrealized  losses on investments  available-for-sale  were $70,252 and $572,170 for the periods ended September 30, 2002 and 2001,  respectively.  This resulted in a comprehensive loss of $121,086 and $596,842 for the periods ended September
30, 2002 and 2001, respectively.

Item 3.    Controls and Procedures

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the  effectiveness if the design and operation of the Company's  disclosure  controls and procedures  within 90 days of the filing date of this quarterly  report.  Based upon the results of this evaluation,  the
Company believes that they maintain proper  procedures for gathering,  analyzing and  disclosing  all  information  in a timely  fashion  that is  required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

PART II

Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibit 99(i)  Certification of Principal Executive and Accounting and
                         Financial  Officer,  Raymond  N.  Joeckel  pursuant  to
                         18 U.S.C. Section 1350, as adopted  pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                    EAGLE EXPLORATION COMPANY
                                    (Registrant)

                                    By: /s/ Raymond N. Joeckel
                                    Raymond N. Joeckel
                                    President/Chief Financial Officer

                                    By: /s/ Paul M. Joeckel
                                    Secretary/Vice President Operations

Date: November 14, 2002

                                  CERTIFICATION

I, Raymond N. Joeckel, certify that:

1.   I have reviewed this quarterly  report on Form 10-QSB of Eagle  Exploration
     Company and subsidiaries;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     (b)  evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

     (a)  all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     (b)  any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002             By: /s/ Raymond N. Joeckel
                                        Raymond N. Joeckel
                                        Title: Director, Principal Executive and
                                               Accounting and Financial Officer