Form 10QSB
period 2002-12-31
EAGLE EXPLORATION CO
filed 2003-02-13
CIK 30906

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2002

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
                                               ---    ---

     Indicate the number of shares  outstanding of each of the issuer's  classed of common equity, as of the latest practicable date:

            Class                                 Number of Shares
            -----                                 ----------------

         Common stock                                3,072 836

  Transitional Small Business Disclosure format: (Check one)  Yes     No
                                                                 ---    ---

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I      FINANCIAL INFORMATION

Item 1      Condensed Consolidated Balance Sheets -
             March 31, 2002, and December 31, 2002 (Unaudited)

            Unaudited Condensed Consolidated Statements of Operations -
             Three and Nine Months Ended December 31, 2002 and 2001

            Unaudited Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended December 31, 2002 and 2001

            Notes to Unaudited Condensed Consolidated Financial Statements

Item 2      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Item 3      Controls and Procedures

PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K

Signatures

                         EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

Item 1

                           Condensed Consolidated Balance Sheets

                                                           December 31,      March 31,
                                                               2002            2002
                                                           -----------      ----------
                                                           (Unaudited)
                                         Assets
Current assets
  Cash and cash equivalents                                 $  586,269      $  661,251
  Short term investments                                       344,203         421,794
  Certificates of deposit                                      194,000         297,043
  Accounts receivable                                           10,923           5,875
                                                            ----------      ----------
     Total current assets                                    1,135,395       1,385,963

Office furniture, equipment and other, net of
 accumulated depreciation of $233,050 and $248,328 at
 December 31, 2002 and March 31, 2002, respectively             43,875          24,102
Real estate held for sale                                      301,275         301,275
Investment in option to purchase real estate                   144,000          74,000
Other assets                                                    26,637          26,637
                                                            ----------      ----------

Total assets                                                $1,651,182      $1,811,977
                                                            ==========      ==========

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $   11,816      $   15,380
  Deposits, deferred revenue and other                           8,148           8,148
                                                            ----------      ----------
      Total current liabilities                                 19,964          23,528
                                                            ----------      ----------

Stockholders' equity
  Common  stock,  no par  value;  authorized  10,000,000
   shares; 3,072,836 shares issued and outstanding           6,632,998       6,632,998
  Accumulated deficit                                       (4,265,301)     (4,185,661)
  Unrealized  holding loss on investments  available for
   sale                                                       (736,479)       (658,888)
                                                            ----------      ----------
                                                             1,631,218       1,788,449
                                                            ----------      ----------

Total liabilities and stockholders' equity                  $1,651,182      $1,811,977
                                                            ==========      ==========

            See notes to unaudited condensed consolidated financial statements.

                 Unaudited Condensed Consolidated Statements of Operations

                                      For the Three                  For the Nine
                                       Months Ended                  Months Ended
                                       December 31,                  December 31,
                                 -------------------------     -------------------------
                                    2002           2001           2002           2001
                                 -----------    ----------     ----------     ----------
Revenue
  Interest and dividend
   income                        $    12,077    $   22,579     $   29,246     $   56,951
  Other income                        10,890        18,378         44,661         60,664
                                 -----------    ----------     ----------     ----------
   Total revenue                      22,967        40,957         73,907        117,615
                                 -----------    ----------     ----------     ----------

Expenses
  Depreciation                         2,325         2,836          6,975          8,508
  Other operating expense             49,448        48,377        146,572        144,834
                                 -----------    ----------     ----------     ----------
   Total expense                      51,773        51,213        153,547        153,342
                                 -----------    ----------     ----------     ----------

Net loss                         $   (28,806)   $  (10,256)    $  (79,640)    $  (35,727)
                                 ===========    ==========     ==========     ==========

Other comprehensive income
  Unrealized gain (loss) on
   investments
   available-for-sale                 (7,339)        2,088        (77,591)      (570,082)
                                 -----------    ----------      ---------     ----------

Comprehensive (loss) income      $   (36,145)   $   (8,168)    $ (157,231)    $ (605,809)
                                 ===========    ==========     ==========     ==========

Basic and diluted net loss
 per share                       $     (0.01)   $   (0.003)    $    (0.03)    $    (0.01)
                                 ===========    ==========     ==========     ==========

Weighted average number of
 shares outstanding                3,072,836     3,072,836      3,072,836      3,072,836
                                 ===========    ==========     ==========     ==========

      See notes to unaudited condensed consolidated financial statements.

                         EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                 Unaudited Condensed Consolidated Statements of Cash Flows

                                                             For the Nine Months Ended
                                                                   December 31,
                                                           ----------------------------
                                                               2002            2001
                                                           ------------    ------------
Cash flows from operating activities
  Net loss                                                 $    (79,640)   $    (35,727)
                                                           ------------    ------------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation                                                   6,975           8,508
   Change in assets and liabilities:
     Increase in accounts receivable                             (5,048)         (4,263)
     Decrease in accounts payable                                (3,564)        (13,598)
                                                           ------------    ------------
                                                                 (1,637)         (9,353)
                                                           ------------    ------------
      Net cash flows used in operating activities               (81,277)        (45,080)
                                                           ------------    ------------

Cash flows from investing activities
  Redemption of certificates of deposit, net                    103,043              -
  Purchases of office furniture and equipment                   (26,748)         (1,031)
  Purchase of investment in option to purchase real
   estate                                                       (70,000)        (74,000)
  Proceeds from sale of investments available-for-sale               -          218,284
                                                           ------------    ------------
      Net cash flows used in investing activities                 6,295         143,253
                                                           ------------    ------------

Net decrease in cash and cash equivalents                       (74,982)         98,173

Cash and cash equivalents, beginning of year                    661,251         839,864
                                                           ------------    ------------

Cash and cash equivalents, end of quarter                  $    586,269    $    938,037
                                                           ============    ============

Supplemental disclosure of cash flow information:

     The change in unrealized (loss) on investments  available-for-sale  for the nine months ended December 31, 2002 and December 31, 2001 was $(77,591) and
     $(570,082), respectively.

      See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information  furnished reflects all adjustments,  which are, in the opinion of management,  necessary for a fair  presentation  of the financial position  at  December  31,  2002  and  March  31,  2002  and of  the  condensed consolidated  statements of operations and condensed consolidated  statements of cash flows for the three and nine months ended  December 31, 2002 and 2001.  The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Stockholders' Equity

In July 2002,  the  Company  issued  options to purchase  275,000  shares of the
Company's common stock to the two officers of the Company and one employee.  The options  were  issued at market  value on the date of grant  with a term of five years.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and certificates of deposit  decreased during the nine months ended  December 31, 2002 to $780,269 as compared to $958,294 at March 31,
2002.  This decrease is primarily due to the  Company's  operating  costs and an investment in the option to purchase real estate in the amount of $70,000.

Stockholders'  equity  decreased from $1,788,449 at March 31, 2002 to $1,631,218 at December 31, 2002 or $157,231.  The Company  incurred an  unrealized  loss on investments  available-for-sale  of $77,591 and a net operating  loss of $79,640 for the period ended December 31, 2002.

Results of Operations

For the Nine Months Ended  December 31, 2002,  Compared to the Nine Months Ended
December 31, 2001.

For the nine months ended  December 31, 2002,  the  Company's  total revenue was
$73,907 as compared to $117,615  for the nine months  ended  December  31, 2001.
This decrease in income is primarily  due to the Company's  decrease in cash and cash  equivalents and the interest and dividend income derived from those assets along with lower interest rates.

Total  expense for the nine months  ended  December  31,  2002,  was $153,547 as compared to $153,342  for the nine months ended  December  31, 2001.  Unrealized losses on investments  available-for-sale were $77,591 and $570,082 for the nine months  ended  December  31,  2002 and 2001,  respectively.  This  resulted in a comprehensive  loss of $157,231 and $605,809 for the nine months ended  December
31, 2002 and 2001, respectively.

Item 3:  Controls and Procedures

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the  effectiveness of the design and operation of the Company's  disclosure  controls and procedures  within 90 days of the filing date of this quarterly  report.  Based upon the results of this evaluation,  the
Company believes that they maintain proper  procedures for gathering,  analyzing and  disclosing  all  information  in a timely  fashion  that is  required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

PART II     OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibit 99.1  Certification of Principal Executive and Accounting and Financial
                  Officer, Raymond N. Joeckel, pursuant to 18 U.S.C. Section 1350

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
                                    Secretary/Vice President Operations

Date: February 13, 2003

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

Date: February 13, 2003                /s/ Raymond N. Joeckel
                                       Raymond N. Joeckel
                                       Title: Director, Principal Executive and
                                              Accounting and Financial Officer