Form 10KSB
period 2003-03-31
EAGLE EXPLORATION CO
filed 2003-06-26
CIK 30906

                          U. S. Securities and Exchange Commission
                                   Washington, D.C. 20549

                                        FORM 10-KSB

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

     For the fiscal year ended March 31, 2003

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
incorporation or organization)

                     1801 Broadway, Suite 810, Denver, Colorado, 80202
                     -------------------------------------------------
                   (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (303) 296-3677

                   1630 Welton Street, Suite 530, Denver, Colorado 80202
                   -----------------------------------------------------
                       (Former address if changed since last report)

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

     Issuer's revenues for the fiscal year ended March 31, 2003, were $58,241.

     At June 25,  2003,  3,072,836  shares of common  stock,  no par value,  the registrant's only class of voting stock were  outstanding.  The aggregate market value of the 1,186,256 common shares of the registrant held by nonaffiliates was approximately  $177,938 at June 25, 2003,  based on the mean between the bid and asked  prices  on the OTC  Bulletin  Board.  See  Item 5 herein  for  additional information in this regard.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

Item 1.  Description of Business.

Nature of Business and Management's Plan

     Eagle Exploration Company's history of operations includes the purchase and development of residential  and commercial  real estate.  See Item 6 below for a description of two of the Company's current projects.  In 1992 the Company began the change of its focus from oil and gas exploration to real estate development, and in  connection  with this change  subsequently  sold most of its oil and gas interests  and  investments.  However,  the  Company  continues  to  hold  minor interests in oil and gas properties and indirect  interests by acquiring  equity in other  oil and gas  companies.  The  Company  is also  investigating  various potential acquisitions and other business opportunities.

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

Employees

     As of June 25, 2003, the Company had two full-time  employees.  The Company has and may retain independent consultants from time to time on a limited basis.

Item 2.  Properties.

     The  Company's  assets  consist  of cash and cash  equivalents,  marketable securities,  real estate held for sale,  option to purchase real estate,  office furniture and equipment, and minor interests in oil and gas properties including one lease operated by the Company. See the Consolidated Financial Statements and
Notes related thereto in Item 7 below.

Item 3.  Legal Proceedings.

     No litigation is pending or threatened.

Item 4.  Submissions of Matters to a Vote of Security Holders.

     No matter was submitted  during the fourth quarter of fiscal 2003 to a vote of the Company's security holders.

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

                                    High Bid          Low Bid
                                    ========          =======
      2001
      ----
      2nd quarter                   $.30              $.20
      3rd quarter                   $.40              $.25
      4th quarter                   $.30              $.10

      2002
      ----
      1st quarter                   $.20              $.05
      2nd quarter                   $.30              $.10
      3rd quarter                   $.35              $.15
      4th quarter                   $.24              $.06

      2003
      ----
      1st quarter                   $.24              $.06

     As of June 25, 2003,  the Company had  approximately  500  shareholders  of record of its common stock.

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

     The Company's  cash and cash  equivalents  at March 31, 2003 were $720,331.
The Company's cash and certificates of deposits at March 31, 2002 were $958,294.
This decrease is primarily due to operating expenses and option payments.

     Real estate held for sale  remained the same at $301,275 for the year ended
March  31,  2003.  The  Company  owns  a 55  percent  interest  in  a  one-acre, undeveloped  commercial  lot. On October 22,  2002,  the Company  entered into a contract  to sell the  property at a purchase  price of $560,000  subject to the buyer obtaining all governmental approvals and permits for buyer's proposed use.
Most recently the City of Thornton,  Colorado, approved the buyer's proposed use and is currently  reviewing the development  plans and building permit.  Pending its approval, closing on this parcel is anticipated in the near future.

     On August 20, 2001, the Company and its partners formed Buffalo  Highlands,
LLC. The Company owns a 25 percent interest in the LLC and is a co-manager.  The newly  formed LLC entered in to an Option  Agreement  to  purchase  320 acres of undeveloped  land.  The Option  Agreement,  among other  things,  provides for a
$25,000  earnest money payment and four $200,000  annual option  payments  until closing which is scheduled to occur on or before  December 31, 2005. The earnest money and option  payments apply to the purchase price of $5,000,000.  It is the intent of the LLC to improve the property by obtaining  the proper  entitlements for  single  and multi  family  use.  During the  entitlement  process  and upon completion, the property will be marketed. The LLC plans to rezone the property, plat the property for high-density  residential use, and sell the property prior to the  expiration  date of the  Option  Agreement.  The  Company  made  capital contributions of $128,000 to the LLC in fiscal 2003.

     On March 7, 2003, the Company  entered into a non-binding  letter of intent with a national homebuilder, describing among other things, the option to sell a minimum  of 600  lots on the  property  held by the LLC at a  purchase  price of
$19,500  per lot,  subject to  obtaining  final plat and  sufficient  water taps pursuant to the terms and  conditions of that certain Water  Resource  Agreement between  the LLC and the  Water  and  Sanitation  District.  A formal  agreement detailing these terms and conditions are in the process.

     Stockholders'  equity  decreased  from  $1,788,449  at March 31,  2002,  to
$1,608,445  at March 31, 2003 or $180,004.  The Company  incurred an  unrealized loss on  investments  available-for-sale  for the year ended  March 31,  2003 of
$80,569 as compared to an unrealized loss on investments  available-for-sale  of
$614,899 for the year ended March 31, 2002.

Results of Operations

Fiscal 2003 Compared with Fiscal 2002

     Oil and gas  royalties  for the year ended March 31, 2003,  were $58,241 as compared to $72,608 for the year ended March 31,  2002.  Interest  and  dividend income for the year ended  March 31,  2003 was  $34,347,  and for the year ended
March 31, 2002 interest and dividend income was $61,160. These decreases are due to lower oil and natural gas prices as well as lower interest rates derived from less cash and cash equivalents.

     Total expenses for the year ended March 31, 2003 were $203,558 and $205,987 for the  year  ended  March  31,  2002.  During  2003  the  Company  elected  to
permanently   write   down   the   value   of   several   of   its   investments
available-for-sale  to the fair market value as of March 31, 2003. The permanent write down of  investments  totaled  $743,377 for the year ended March 31, 2003.
This  resulted in a net loss for the year ended  March 31, 2003 of $842,812  and
$80,529 for the year ended March 31, 2002. Comprehensive loss for the year ended
March 31, 2003 was $180,004 and $695,428 for the year ended March 31, 2002.

Financial Condition, Liquidity and Capital Resources

     The Company  believes its working  capital  position will enable it to meet its cash operating  requirements  during the next 12 months.  In any event,  its focus  during  fiscal 2004 will  largely be directed to closing its contract for the sale of the commercial lot as well as finalizing the  negotiations  required to execute a formal  contract with the national  homebuilder  on the option land held by the LLC.

Critical Accounting Policies

     We  have  identified  the  policies  below  as  critical  to  our  business operations and the  understanding  of our results of operations.  The impact and any  associated  risks related to these  policies on our business  operations is discussed throughout Management's Discussion and Analysis of Financial Condition
and Results of Operations  where such policies  affect our reported and expected financial results.

     In the ordinary course of business,  we have made a number of estimates and assumptions  relating to the  reporting of results of  operations  and financial condition in the  preparation  of our financial  statements  in conformity  with accounting  principles  generally accepted in the United States.  Actual results could differ significantly from those estimates under different  assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our  financial  condition  and  results  of  operations  and  require  our  most difficult,  subjective,  and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     The  accounting   policies   critical  to  our  business   include  revenue
recognition, accounting for stock-based compensation,  marketable securities and asset retirement costs.

Recently Issued Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148  "Accounting for Stock-Based
Compensation-  Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December 15, 2002.  The Company does not expect  the  adoption  of this  statement  to have a material  effect on the
Company's financial statements.

     In June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal  Activities." SFAS No. 146 addresses accounting and  reporting  for  costs  associated  with  exit or  disposal  activities  and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability  Recognition for
Certain  Employee  Termination  Benefits  and  Other  Costs to Exit an  Activity
(Including  Certain Costs Incurred in a  Restructuring)."  SFAS No. 146 requires that a liability  for a cost  associated  with an exit or  disposal  activity be recognized and measured  initially at fair value when the liability is incurred.
SFAS No. 146 is effective  for exit or disposal  activities  that are  initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

     In June  2001,  the  FASB  issued  SFAS  No.  143,  "Accounting  for  Asset
Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset  retirement  obligation  to be  recognized in the period in which it is incurred  if a  reasonable  estimate of fair value can be made.  The  associated asset  retirement  costs are  capitalized as part of the carrying  amount of the long-lived  asset.  SFAS No. 143 is effective for years beginning after June 15,
2002. The Company  believes the adoption of this statement will have no material impact on its consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Item 7.  Financial Statements.

                                     Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

      Consolidated Balance Sheet

      Consolidated Statements of Operations

      Consolidated Statement of Changes in Stockholders' Equity

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                                INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Eagle Exploration Company and Subsidiaries
Tustin, California

We have audited the accompanying consolidated balance sheet of Eagle Exploration
Company and  Subsidiaries  as of March 31,  2003,  and the related  consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial  position of Eagle Exploration
Company  and  Subsidiaries  as of  March  31,  2003,  and the  results  of their operations  and their cash flows for the years  ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of
America.

                                             /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

June 11, 2003
Denver, Colorado

                                 Consolidated Balance Sheet
                                       March 31, 2003

                                           Assets

Current assets
  Cash and cash equivalents                                            $     720,331
  Marketable securities                                                      317,468
  Accounts receivable                                                         13,157
                                                                       -------------
      Total current assets                                                 1,050,956
                                                                       -------------

Non-current assets
  Office furniture, equipment and other, net of
   accumulated depreciation of $233,050                                       43,875
  Real estate held for sale                                                  301,275
  Equity investment in LLC                                                   202,739
  Other assets                                                                24,837
                                                                       -------------
      Total non-current assets                                               572,726
                                                                       -------------

Total assets                                                           $   1,623,682
                                                                       =============

                            Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                     $       9,088
  Accrued expenses                                                             6,149
                                                                       -------------
      Total liabilities                                                       15,237
                                                                       -------------

Commitments

Stockholders' equity
  Common stock, no par value; authorized 10,000,000
   shares; 3,072,836 shares issued and outstanding                         6,632,998
  Accumulated deficit                                                     (5,028,473)
  Unrealized gain on investments available-for-sale                            3,920
                                                                       -------------
      Total stockholders' equity                                           1,608,445
                                                                       -------------

Total liabilities and stockholders' equity                             $   1,623,682
                                                                       =============

                See notes to consolidated financial statements.

                      Consolidated Statements of Operations

                                                             For the Years Ended
                                                                   March 31,
                                                          --------------------------
                                                              2003          2002
                                                          ------------   -----------
Revenues
  Oil and gas                                              $    58,241   $    72,608
                                                           -----------   -----------
      Total revenues                                            58,241        72,608
                                                           -----------   -----------

Expenses
  Depreciation                                                   6,975         8,508
  General and administrative expenses                          196,583       197,479
                                                           -----------   -----------
      Total expenses                                           203,558       205,987
                                                           -----------   -----------

Loss from operations                                          (145,317)     (133,379)
                                                           -----------   -----------

Other income (expense)
  Interest and dividend income                                  34,347        61,160
  Realized loss on investments available-for-sale             (742,550)       (9,344)
  Other                                                         10,708         1,034
                                                           -----------   -----------
      Total other (expense) income                            (697,495)       52,850
                                                           -----------   -----------

Net loss before other comprehensive income (loss)             (842,812)      (80,529)
                                                           -----------   -----------

Other comprehensive income (loss)
  Unrealized loss on investments available-for-sale
   during the year                                             (80,569)     (614,899)
  Plus:  reclassification adjustment for losses
   included in net income                                      743,377            -
                                                           -----------   ----------
      Total other comprehensive income (loss)                  662,808      (614,899)
                                                           -----------   -----------

Comprehensive loss                                         $  (180,004)  $  (695,428)
                                                           ===========   ===========

Basic and diluted weighted average common shares
 outstanding                                                 3,072,836     3,072,836
                                                           ===========   ===========

Basic and diluted loss per common share                    $     (0.27)  $     (0.03)
                                                           ===========   ===========

                      See notes to consolidated financial statements.

                 Consolidated Statement of Changes in Stockholders' Equity
                        For the Years Ended March 31, 2003 and 2002

                                                                          Other
                                 Common Stock                          Accumulated      Total
                              -----------------------    Accumulated  Comprehensive   Stockholders'
                               Shares       Amount         Deficit        Loss          Equity
                              ---------   -----------    -----------    ----------    -----------
Balance - March 31, 2001      3,072,836   $ 6,632,998    $(4,105,132)   $  (43,989)   $ 2,483,877

Net loss                             -             -         (80,529)           -         (80,529)

Unrealized loss on
 investments
 available-for-sale                  -             -              -       (614,899)      (614,899)
                              ---------   -----------   ------------   -----------   ------------

Balance - March 31, 2002      3,072,836     6,632,998     (4,185,661)     (658,888)     1,788,449

Net loss                             -             -        (842,812)           -        (842,812)

Unrealized loss on
 investments
 available-for-sale during
 the year                            -             -              -        (80,569)       (80,569)

Plus:  reclassification
 adjustment for losses
 included in net income              -             -              -        743,377        743,377
                              ---------   -----------   ------------    ----------   ------------

Balance - March 31, 2003      3,072,836   $ 6,632,998    $(5,028,473)   $    3,920   $  1,608,445
                              =========   ===========   ============    ==========   ============

                      See notes to consolidated financial statements.

                           Consolidated Statements of Cash Flows

                                                             For the Years Ended
                                                                   March 31,
                                                          --------------------------
                                                              2003          2002
                                                          ------------   -----------
Cash flows from operating activities
  Net loss                                                 $  (842,812)  $   (80,529)
                                                           -----------   -----------
  Adjustments to reconcile net loss to net cash used in
   operating activities
   Realized loss on investments                                742,550         9,344
   Depreciation                                                  6,975         8,508
   Loss on disposal of fixed assets                              3,125            -
   Changes in assets and liabilities
     Accounts receivable                                        (7,282)       (1,862)
     Prepaid expenses                                            1,800            -
     Accounts payable                                           (6,292)       (4,005)
     Accrued expenses                                           (1,999)           -
                                                           -----------   ----------
                                                               738,877        11,985
                                                           -----------   -----------
      Net cash used in operating activities                   (103,935)      (68,544)
                                                           -----------   -----------

Cash flows from investing activities
  (Purchase) redemption of certificates of deposit             297,043      (297,043)
  Purchases of office furniture and equipment                  (29,873)       (1,537)
  Proceeds from sale of investments available-for-sale          24,584       262,511
  Additional equity investment in LLC                         (128,739)      (74,000)
                                                           -----------   -----------
      Net cash provided by (used in) investing
      activities                                               163,015      (110,069)
                                                           -----------   -----------

Net increase (decrease) in cash                                 59,080      (178,613)

Cash and cash equivalents - beginning of year                  661,251       839,864
                                                           -----------   -----------

Cash and cash equivalents - end of year                    $   720,331   $   661,251
                                                           ===========   ===========

Supplemental disclosure of non-cash activity:

     The Company incurred  unrealized  losses on investments  available-for-sale for the years ended March 31, 2003 and 2002 of  $(80,569)  and  $(614,899),
     respectively.

                See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Eagle Exploration  Company and Subsidiaries (the "Company")  primary  operations currently  include the purchase and  development of  residential  and commercial real estate.  In 1992 the Company began the change of its focus from oil and gas exploration  to real  estate  development,  and in  connection  with this change subsequently sold most of its oil and gas interest and investments. However, the
Company continues to hold minor interests in oil and gas properties and indirect interests by  acquiring  equity in other oil and gas  companies.  The Company is
also   investigating   various   potential   acquisitions   and  other  business
opportunities.

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
Energy, Inc.

Cash and Cash Equivalents

The Company considers all highly liquid  instruments  purchased with an original maturity of three months or less to be cash equivalents. The Company continually
monitors  its  positions   with,  and  the  credit  quality  of,  the  financial
institutions  with  which  it  invests.  As  of  the  balance  sheet  date,  and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Marketable Securities

The Company  classifies  its investment  securities in one of three  categories:
trading, available-for-sale, or held-to-maturity.  Trading securities are bought and  held  principally  for  the  purpose  of  selling  them in the  near  term.
Held-to-maturity  securities  are those  securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Held-to-maturity  securities  are recorded at amortized  cost,  adjusted for the
amortization   or   accretion   of   premiums   or   discounts.    Trading   and
available-for-sale  securities  are recorded at fair value.  Unrealized  holding gains and losses on trading  securities  are  included in  earnings.  Unrealized holding  gains and losses on  available-for-sale  securities  are excluded  from earnings and are reported as a separate component of stockholder's  equity until realized.  Transfers of securities between categories are recorded at fair value at the date of transfers.

Realized gains and losses for securities  classified as  available-for-sale  and held-to-maturity are recognized in earnings upon sale or redemption at maturity.
The specific  identification  method is used to determine the cost of securities
sold.   Discounts   or   premiums   are   accreted   or   amortized   using  the
level-interest-yield  method to the  earlier of the call date or maturity of the related held-to-maturity security.

During 2003, the Company elected to permanently  write down the value of several of its investments  available-for-sale  to the fair market value as of March 31,
2003. The amount  recognized as a permanent  write down of  investments  totaled
$743,377 for the year ending March 31, 2003 and has been  included as a realized
loss  on  investments   available-for-sale  on  the  accompanying   consolidated
statements of operations.

Property and Equipment

Property and  equipment is stated at cost.  Depreciation  is provided  utilizing straight-line  and accelerated  methods over the estimated  useful lives of five years for owned assets.

Fair Value of Financial Instruments

The  carrying  amounts  of  financial   instruments   including  cash  and  cash
equivalents,  receivables  and accounts  payable  approximated  fair value as of
March 31, 2003 because of the relatively short maturity of these instruments.

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

Revenue Recognition

The Company  recognizes  revenue from oil and gas  royalties  when received on a cash  basis.  The  Company  recognizes  revenues  related to some minor  working interests in oil and gas wells as the oil and gas is produced and sold.

The  Company  does  not  have  any  capitalized  costs  relating  to oil and gas
producing   activities  and  are  not  currently  engaged  in  any  acquisition, exploration  or  development  activities  where  these  types of costs  would be incurred.  Additionally,  the Company has not  commissioned  a reserve study and does not anticipate commissioning such a study for the interests that they still hold due the minor nature of these holdings.

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

Basic and Diluted Earnings Per Common Share

In accordance  with FAS 128,  basic  earnings per share are computed by dividing net income by the number of weighted  average common shares  outstanding  during the year.  Diluted  earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year,  including potential  common  shares,  which  consisted of stock  options.  The Company has incurred a loss for the year ended March 31, 2003 thereby  making the  inclusion
of  stock  options  in  the  2003  dilutive  earnings  per  share   computations
antidilutive.

Stock-Based Compensation

At March 31, 2003, the Company has stock options outstanding which are described more fully in Note 6. The Company has adopted the "disclosure method" provisions of SFAS No. 123,  Accounting for  Stock-Based  Compensation.  As permitted under
SFAS No. 123, the Company continues to account for stock-based  compensation for awards to employees  under the  intrinsic  value based method of  accounting  as prescribed  by  Accounting  Principles  Board  Opinion  No.  25  (APB  No.  25),
Accounting  for Stock  Issued to  Employees.  Stock-based  compensation  paid to consultants  and other  non-employees  is accounted  for at fair value under the provisions  of SFAS No. 123.  In December  2002,  the FASB issued  Statement  of
Financial   Accounting   Standards   No.  148,   "Accounting   for   Stock-Based
Compensation-Transition   and  Disclosure"   (SFAS  148),   which  provides  for
alternative  methods to transition  to the fair value method of  accounting  for stock  options  in  accordance  with  provisions  of  SFAS  Statement  No.  123,
"Accounting  for  Stock-Based  Compensation,"  In  addition,  SFAS 148  requires disclosure  of the effects of an  entity's  accounting  policy  with  respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of
SFAS 148 in the financial  statements  for our fiscal year ended March 31, 2003.
The  transition  provisions of SFAS 148 are currently not applicable to us as we continue to account for  stock-based  compensation in accordance with Accounting
Principles Board Opinion No. 25.

Had  compensation  cost for the  Company's  stock-based  compensation  plan been determined  consistent  with SFAS No. 123, the Company's pro forma amounts as of
March 31, would have been as indicated:

                                                           2003           2002
                                                      -------------- ---------

Net loss as reported                                  $   (842,812)  $    (80,529)
Pro forma net loss under SFAS 123                     $   (889,939)  $    (80,529)
Pro forma net loss per share under SFAS 123           $      (0.29)  $      (0.03)

Assumptions
  Dividend yield                                                -%             -%
  Volatility factor                                            126%            -%
  Risk free interest rate                                     4.00%            -%
  Expected Life of Option (in years)                            4.7            0.3

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

Recently Issued Accounting Pronouncements

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December 15, 2002.  The Company does not expect  the  adoption  of this  statement  to have a material  effect on the
Company's financial statements.

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with  Exit or  Disposal  Activities."  SFAS No.  146  addresses  accounting  and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (Including
Certain  Costs  Incurred  in a  Restructuring)."  SFAS No. 146  requires  that a liability for a cost associated with an exit or disposal  activity be recognized and measured  initially at fair value when the  liability is incurred.  SFAS No.
146 is  effective  for exit or  disposal  activities  that are  initiated  after
December  31,  2002,  with early  application  encouraged.  The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations."  SFAS No. 143 requires the fair value of a liability  for an asset retirement  obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are  capitalized as part of the carrying  amount of the long-lived  asset.
SFAS No. 143 is effective for years  beginning  after June 15, 2002. The Company believes  the  adoption of this  statement  will have no material  impact on its consolidated financial statements.

Note 2 - Marketable Securities

Marketable securities at March 31, 2003 consist of the following:

                                                                         Unrealized
                                            Fair Value        Cost          Gain
                                          -------------- ------------- -------------

Investments available-for-sale            $      317,468 $     313,548 $       3,920
                                          ============== ============= =============

Proceeds from the sale of equity securities were $24,584 and $262,511  resulting in realized gains (losses) of $827 and $(9,344) during the years ended March 31,
2003 and 2002,  respectively.  During 2003,  the Company  elected to permanently write  down the value of several of its  investments  available-for-sale  to the fair market value as of March 31,  2003.  The amount  recognized  as a permanent write down of  investments  totaled  $743,377 for the year ending March 31, 2003 and has been included as a realized loss on  investments  available-for-sale  in the accompanying consolidated statements of operations.

Note 3 - Real Estate Held for Sale

The Company owns a 55%  interest in a one-acre,  undeveloped  commercial  lot of real estate in Thornton, Colorado. On October 22, 2002, the Company entered into a contract to sell the property for a total purchase price of $560,000,  subject to the buyer  obtaining  all  government  approvals  and  permits for the buyers proposed use. The City of Thornton has approved the buyer's  proposed use and is currently  reviewing  the  development  plans and building  permit.  Pending its approval,  the Company  expects this  transaction  to be completed in the second quarter of 2004.

Note 4 - Equity Investment in LLC

Eagle Development  Company is a 25% member and co-manager of a Limited Liability
Corporation which entered into an option agreement to purchase land. This option agreement  requires  four  $200,000  option  payments from the LLC. The first of these payments was paid in August of 2001, the second payment was paid on August
20, 2002,  the third  payment was paid on January 15, 2003 and the final payment is due on January 15,  2004.  All option  payments  are  non-refundable  and are applied  toward the  $5,000,000  purchase  price.  The LLC was  required  to pay
$25,000 in  earnest  money and may also be  required  to pay up to  $100,000  to acquire relevant relinquishment agreements, quit claim deeds, applicable surface use  agreements  or long term  development  leases.  Closure of the real  estate transaction  is  anticipated  on  or  before  December  15,  2004  assuming  all obligations  under the  agreement  are performed on a timely basis at which time the remainder of the $5,000,000 purchase price will be due.

It is the intent of the LLC to improve  the  property  by  obtaining  the proper entitlements for single and multi family use. During the entitlement process and upon  completion,  the property  will be  marketed.  The LLC plans to rezone the property,  plat the  property  for  high-density  residential  use, and sell the property prior to the expiration date of the option agreement.

As of March 31, 2003, the LLC has capitalized all of its expenditures related to the real estate transaction. Thus, there has been no income or expense reflected on the  Company's  financial  statements  related to its  investment in the LLC.
During the year ended March 31,  2003,  the Company  contributed  an  additional
$128,739 to the LLC, bringing its total investment in the LLC to $202,739.

On March 7, 2003, the Company entered into a non-binding letter of intent with a national  homebuilder  describing,  among  other  things,  the  option to sell a minimum  of 600 lots on the  property  at a purchase  price of $19,500  per lot, subject to obtaining final plat and sufficient  water taps pursuant to the terms and conditions of a Water Resource  Agreement  between the LLC and the Water and
Sanitation District

Note 5 - Income Taxes

The Company did not  provide a current or deferred  federal or state  income tax provision or benefit for any of the periods presented because it has experienced recurring  operating losses. The Company has provided a full valuation allowance on the  deferred tax asset,  consisting  primarily  of the net  operating  loss, because of uncertainty regarding its realizability.

Reconciliations  between the statutory federal income tax expense (benefit) rate as a percentage of net loss before income taxes is as follows:

                                                                March 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------- ------------

Statutory federal income tax rate                             34.0%       34.0%
Valuation allowance                                          (34.0)%      (34.0)%
                                                         ----------- ------------

Effective tax rate per financial statements                      -%           -%
                                                         =========== ============

As of March 31, 2003, the Company has net operating loss carryforwards  totaling approximately $2,884,000 which expire at various times through 2023.

The Company has a deferred tax asset of approximately  $1,076,000 as a result of the net operating losses assuming a 34% effective tax rate. There is uncertainty as to whether the Company  will  generate  sufficient  revenues in the future to utilize the net operating loss  carryforwards and therefore 100% of the deferred tax asset  resulting  from the net operating loss  carryforwards  has been fully reserved.

Note 6 - Stock Options

On July 17, 2002,  the Board  approved the issuance of 275,000  stock options to certain employees. The purchase price of the common stock was $.20 per share and exercisable over a five year term. On September 15, 2001, all of the outstanding stock options expired without being exercised.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation".
Accordingly,  no  compensation  cost has been  recognized  for the stock  option plans.

The following table presents the activity for options:

                                                For the Years Ended
                                                     March 31,
                                 --------------------------------------------------
                                            2003                      2002
                                 -----------------------------------------
                                     Options      Price *      Options      Price *
                                 ------------------------- ------------------------

Outstanding, beginning of year              -  $        -        275,000 $      0.20
Granted                                275,000        0.20            -           -
Forfeited/canceled                          -           -       (275,000)      (0.20)
Exercised                                   -           -             -           -
                                 ------------------------- -------------------------

Outstanding, end of year               275,000 $      0.20            -  $        -
                                 ========================= =========================

* Price reflects the weighted average exercise price.

Note 7 - Commitments

Operating Leases

The Company leases its office space under an operating  lease through August 31,
2003.  Rent  expense  was $12,840 and $13,557 for the years ended March 31, 2003 and 2002, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
---------------------

      2004                                               $       3,535
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

      The following are the directors and executive officers of the Company.

                       Raymond N.        Paul M.           M. D.
                       Joeckel (1)       Joeckel (1)       Young
                       -----------       -----------       -----

Director since         October, 1979     October, 1979     February, 1990

Position(s) with       President and     Secretary and     Director
the Company            Director          Director

Age                    77                51                79
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

     Based  solely on its review of the copies of the reports it  received  from persons  required to file,  the Company  believes  that during the period  ended
March  31,  2003,  all  SEC  filing  requirements  applicable  to its  officers, directors and greater than ten percent shareholders were met.

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
Principal                                     Compen-    Stock         Options/    LTIP      Compen-
Position          Year   Salary     Bonus     sation*    Awards        SARs       Payouts    sation
-----------------------------------------------------------------------------------------------------

Raymond N.        2003    N/A        N/A       $4,301      N/A           N/A        N/A        N/A
Joeckel           2002    N/A        N/A       $4,135      N/A           N/A        N/A        N/A
President

Paul M.           2003  $64,000      N/A       $7,668      N/A           N/A        N/A        N/A
Joeckel           2002  $64,000      N/A       $6,633      N/A           N/A        N/A        N/A
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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information,  as of June 25, 2003, regarding the common  stock  ownership  of those  persons  known by the  Company to be the beneficial  owners of more than five percent of its common stock,  it directors, and its officers and directors as a group.

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

Item 12.  Certain Relationships and Related Transactions.

     There were no  transactions  during the fiscal year ended  March 31,  2003, required to be reported hereunder.

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

(23)        Consent of experts and counsel                   - None -

(24)        Power of attorney                                - None -

(25)        Statement of eligibility of trustee              - None -

(99.1) (3)  Certification of President of Company

(99.2) (3)  Certification of President of Company

--------------

(1)  Previously  filed  documents   incorporated  herein  by  reference  to  the
     Company's  Registration  statement  on Form  S-1  (No.  2-67971)  effective
     September 14, 1980,  and the Company's  Reports on Form 10-K for the fiscal year ended March 31, 1994, and previous years.

(2)  Filed with the  Company's  Annual Report on Form 10-KSB for the fiscal year ended March 31,2002.

(3)  Filed herewith.

Item 14:  Controls and Procedures

The Company,  under the supervision of its President has conducted an evaluation of the  effectiveness  of the  design and  operation  the  Company's  disclosure controls and procedures within 90 days of the filing date of this annual report.
Based  upon  the  results  of this  evaluation,  the  Company  believes  that it
maintains  proper  procedures  for  gathering,   analyzing  and  disclosing  all
information in a timely fashion that is required to be disclosed in its Exchange
Act reports.  There have been no significant  changes in the Company's  controls subsequent to the evaluation date.

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
                                          June 26, 2003

     In accordance  with the  Securities  Exchange Act of 1934,  this report has been signed below by the following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

                              /s/Raymond N. Joeckel
                              Raymond N. Joeckel
                              Principal Executive,
                              Accounting and Financial
                              Officer and Director
                              June 26, 2003

                              /s/Paul M. Joeckel
                              Paul M. Joeckel
                              Secretary and Director
                              June 26, 2003

                              /s/M. D. Young
                              M. D. Young
                              Director
                              June 26, 2003

                                  EXHIBIT INDEX
                                  -------------

No.         Description
---         -----------

99.1  Certification of President
99.2  Certification of President