Form 10QSB
period 2003-06-30
EAGLE EXPLORATION CO
filed 2003-08-19
CIK 30906

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

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
incorporation or organization)

             1801 Broadway Street, Suite 810, Denver, Colorado 80202
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
             March 31, 2003, and June 30, 2003 (Unaudited)

            Unaudited Condensed Consolidated Statements of Operations -
             Three Months Ended June 30, 2003 and 2002

            Unaudited Condensed Consolidated Statement of Cash Flows -
             Three Months Ended June 30, 2003 and 2002

            Notes to Unaudited Condensed Consolidated Financial Statements

Item 2      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

PART II
-------

Item 4 - Disclosure Controls and Procedures

Item 6.  Exhibits and reports on Form 8-K

SIGNATURES
----------

                         EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION
------

Item 1
------
                           Condensed Consolidated Balance Sheets

                                                             March 31,       June 30,
                                                               2003            2003
                                                            ----------      ----------
                                                                            (Unaudited)
                                         Assets
Current assets
  Cash                                                      $  720,331      $  335,988
   Marketable securities                                       317,468         337,292

   Certificates of deposit                                           0         375,000
   Accounts receivable                                          13,157           8,857
                                                            ----------      ----------
     Total current assets                                    1,050,956       1,057,137
                                                            ----------      ----------

Non-current assets
 Office furniture, equipment and other, net of
  accumulated depreciation of $233,050 and $202,765 at
  March 31, 2003 and June 20, 2003, respectively                43,875          39,980
 Real Estate held for sale                                     301,275         301,275
 Investment in option to purchase real estate                  202,739         202,739
 Other assets                                                   24,837          24,837
                                                          ------------    ------------
   Total non-current assets                                    572,726         568,831
                                                          ------------    ------------

Total assets                                                $1,623,682      $1,625,968
                                                            ==========      ==========

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $    9,088      $    9,088
  Accrued expenses                                               6,149           6,149
                                                            ----------      ----------
      Total current liabilities                                 15,237          15,237
                                                            ----------      ----------

Stockholders' equity
  Common  stock,  no par  value;  authorized  10,000,000
   shares; 3,072,836 shares issued and outstanding           6,632,998       6,632,998
  Accumulated deficit                                       (5,028,473)     (5,046,011)
  Unrealized gain on investments available-for-sale              3,920          23,744
                                                            ----------      ----------
                                                             1,608,445       1,610,731
                                                            ----------      ----------

Total liabilities and stockholders' equity                  $1,623,682      $1,625,968
                                                            ==========      ==========

      See notes to unaudited condensed consolidated financial statements.

                 Unaudited Condensed Consolidated Statements of Operations

                                                            For the Three Months Ended
                                                                     June 30,
                                                          -------------------------------
                                                               2003             2002
                                                          -------------     -------------
Revenues
  Oil and gas                                             $      19,926     $      11,801
                                                          -------------     -------------
      Total revenue                                              19,926            11,801
                                                          -------------     -------------

Expenses
  Depreciation                                                    1,926             2,325
  General and administrative expenses                            50,531            51,064
                                                          -------------     -------------
      Total expense                                              52,457            53,389
                                                          -------------     -------------

Loss from operations                                            (32,531)          (41,588)
                                                          -------------     -------------

Other income
   Interest and dividend income                                  10,462            12,291
   Miscellaneous income                                           4,531            10,575
                                                          -------------     -------------
       Total other inco                                          14,993            22,866
                                                          -------------     -------------

Net loss before other comprehensive income                      (17,538)          (18,722)
                                                          -------------     -------------

Other comprehensive income
  Unrealized gain on investments available-for-sale              19,824             1,688
                                                          -------------     -------------
        Total other comprehensive income gain                    19,824             1,688
                                                          -------------     -------------

Comprehensive gain (loss)                                 $       2,286     $     (17,034)
                                                          =============     =============

Basic and diluted weighted average common shares
 outstanding                                                  3,072,836         3,072,836
                                                          =============     =============

Basic and diluted loss per common share                   $       (.005)    $       (.006)
                                                          =============     =============

      See notes to unaudited condensed consolidated financial statements.

                 Unaudited Condensed Consolidated Statements of Cash Flows

                                                            For the Three Months Ended
                                                                     June 30,
                                                          ----------------------------
                                                               2003            2002
                                                          ------------     -----------
Cash flows from operating activities
  Net loss                                                 $   (17,538)    $   (18,722)
                                                           -----------     -----------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation                                                  1,926           2,325
   Gain on sale of asset                                        (4,531)        (10,575)
   Change in assets and liabilities:
     Decrease (increase) in accounts receivable                  4,300          (1,596)
     Decrease in account payable                                     0          (3,371)
                                                           -----------     -----------
                                                                 1,695         (13,217)
                                                           -----------     -----------
      Net cash flows used in operating activities              (15,843)        (31,939)
                                                           -----------     -----------

Cash flows from investing activities
   Purchase of certificates of deposit                        (375,000)        (58,000)
  Purchase of office furniture and equipment                         0         (16,173)
   Purchase of land held for resale                                  0          (7,500)
   Proceeds from the sale of assets                              6,500               0
                                                           -----------     -----------

      Net cash flows used in investing activities             (368,500)        (81,673)
                                                           -----------     -----------

Net decrease in cash and cash equivalents                     (384,343)       (113,612)

Cash and cash equivalents, beginning of year                   720,331         661,251
                                                           -----------     -----------

Cash and cash equivalents, end of quarter                  $   335,988     $   547,639
                                                           ===========     ===========

Supplemental disclosure of cash flow information:

      The change in unrealized  gain on investments  available for sale for the three months ended June 30, 2003 and June 30, 2002 was $19,824 and $1,668, respectively.

               Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information  furnished reflects all adjustments,  which are, in the opinion of management,  necessary for a fair  presentation  of the financial position at June 30, 2003, and March 31, 2003, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months  ended June 30, 2003 and 2002.  The results of  operations  and statements  of  cash  flows  for  the  periods  presented  are  not  necessarily indicative of those to be expected for the entire year.

2. The accompanying  unaudited condensed  consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information.  Accordingly,  they do not  include  all of the information and footnotes required by generally accepted accounting  principles.
For further information refer to the audited  consolidated  financial statements and notes  thereto for the year ended March 31, 2003,  included in the Company's
10-KSB filed with the Securities and Exchange Commission on June 28, 2003.

Item 2: Management's  Discussion and Analysis of Financial Condition and Results
of Operation

Financial Condition, Liquidity and Capital Resources

     The  Company's  cash and  certificates  of  deposits  at June 30, 2003 were
$710,988  as  compared  to cash and  certificates  of deposit for the year ended
March 31, 2003 of $720,331.

     Stockholders'  equity  increased  from  $1,608,445  at  March  31,  2003 to
$1,610,731 at June 30, 2003 or $2,245.  The Company  incurred an unrealized gain on investments  available-for-sale for the period ended June 30, 2002 of $19,824 and a net loss of $17,538.

Results of Operations

For the Three  Months  Ended June 30,  2003,  Compared to the Three Months Ended
June 30, 2002.

     For the three months ended June 30, 2002, the Company's oil and gas revenue was $19,926 as compared to $11,801  for the three  months  ended June 30,  2002.
Other income  including  interest and dividend income was $14,993 for the period ended June 30, 2003 and $22,866 for the period ended June 30, 2002.

     Total  expense for the three  months  ended June 30,  2003,  was $52,457 as compared to $53,389 for the three months ended June 30, 2002.  Unrealized  gains on investments  available-for-sale  were $19,824 and $1,668 for the period ended
June 30, 2003 and 2002,  respectively.  This resulted in a comprehensive gain of
$2,286 for the period  ended June 30, 2003 and a  comprehensive  loss of $17,034 for the period ended June 30, 2002.

PART II

Item 4 - Disclosure Controls and Procedures

     As of the end of the period covered by this report,  the Company  conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer,  of the Company's  disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e)  under the
Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal  executive officer and principal  financial officer concluded that the Company's  disclosure  controls and  procedures are effective to ensure that information  required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded,  processed,  summarized and reported within the time periods  specified in Securities and Exchange  Commission  rules and forms.  There was no change in the Company's internal control over financial reporting  during the Company's most recently  completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 6.  Exhibits and reports on Form 8-K

      (a) Exhibits

Exhibit 31.1 Certification of  President/Chief  Financial Officer Pursuant to 18
USC Section 1350, as adopted pursuant to section 302 of the  Sarbanes-Oxley  Act of 2002

Exhibit 31.2 Certification of Secretary/Vice President Operations Pursuant to 18
USC Section 1350, as adopted pursuant to section 302 of the  Sarbanes-Oxley  Act of 2002

Exhibit 32.1 Certification of  President/Chief  Financial Officer Pursuant to 18
USC Section 1350, as adopted pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002

Exhibit 32.2 Certification of Secretary/Vice President Operations Pursuant to 18
USC Section 1350, as adopted pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002

(b) No  reports on Form 8-K have been filed  during the  quarter  ended June 30,
2003.

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

Date: August 18, 2003