Form 10QSB
period 2003-09-30
EAGLE EXPLORATION CO
filed 2003-11-14
CIK 30906

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934

      For the quarterly period ended September 30, 2003

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
incorporation or organization)

                1801 Broadway, Suite 810, Denver, Colorado 80202
                ------------------------------------------------
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
             September 30, 2003 (unaudited), and March 31, 2003

            Unaudited Condensed Consolidated Statements of Operations -
             Three and Six Months Ended September 30, 2003, and 2002

            Unaudited Condensed Consolidated Statement of Cash Flows -
             Six Months Ended September 30, 2003, and 2002

            Notes to Unaudited Condensed Consolidated Financial Statements

Item 2      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Item 3      Controls and Procedures

PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K

SIGNATURES

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION
------

Item 1
------

                      Condensed Consolidated Balance Sheets

                                                          September 30,     March 31,
                                                              2003            2003
                                                          -------------    -----------
                                                           (Unaudited)
                                         Assets
Current assets
  Cash                                                      $  276,680      $  720,331
  Marketable securities                                        328,252         317,468
  Certificates of deposit                                      375,000              --
  Accounts receivable                                            8,262          13,157
                                                            ----------      ----------
      Total current assets                                     988,194       1,050,956
                                                            ----------      ----------

Office furniture, equipment and other, net of
 accumulated depreciation of $191,487 and $233,050 at
 September 30, 2003 and March 31, 2003, respectively            59,263          43,875
Real estate held for sale                                      298,525         301,275
Investment in option to purchase real estate                   202,739         202,739
Other assets                                                    24,837          24,837
                                                            ----------      ----------
      Total non-current assets                                 585,364         572,726
                                                            ----------      ----------

Total assets                                                $1,573,558      $1,623,682
                                                            ==========      ==========

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $    9,088      $    9,088
  Deposits, deferred revenue and other                           6,149           6,149
                                                            ----------      ----------
      Total current liabilities                                 15,237          15,237
                                                            ----------      ----------

Stockholders' equity
  Common stock, no par value; authorized 10,000,000
   shares; 3,072,836 shares issued and outstanding           6,632,998       6,632,998
  Accumulated deficit                                       (5,089,381)     (5,028,473)
  Unrealized holding loss on investments available for
   sale                                                         14,704           3,920
                                                            ----------      ----------
                                                             1,558,321       1,608,445
                                                            ----------      ----------

Total liabilities and stockholders' equity                  $1,573,558      $1,623,682
                                                            ==========      ==========

      See notes to unaudited condensed consolidated financial statements.

                 Unaudited Condensed Consolidated Statements of Operations

                                         For the Three     For the Three     For the Six       For the Six
                                         Months Ended      Months Ended      Months Ended      Months Ended
                                         September 30,     September 30,     September 30,     September 30,
                                             2003              2002              2003              2002
                                         ------------      ------------      ------------      ------------
Revenue:
  Oil and gas                            $     14,727      $     11,394      $     34,653      $     23,196
                                         ------------      ------------      ------------      ------------
      Total revenue                            14,727            11,394            34,653            23,196
                                         ------------      ------------      ------------      ------------

Expenses:
  Depreciation                                  3,059             2,325             4,985             4,650
  General and administrative expense           56,705            46,060           107,236            97,124
                                         ------------      ------------      ------------      ------------
      Total expense                            59,764            48,385           112,221           101,774
                                         ------------      ------------      ------------      ------------

Loss from operations                          (45,037)          (36,991)          (77,568)          (78,578)
                                         ------------      ------------      ------------      ------------

Other income
  Interest and dividend income                  1,667             4,879            12,129            17,169
  Miscellaneous income                             -                 -              4,531            10,575
                                         ------------      ------------      ------------      ------------
      Total other income                        1,667             4,879            16,660            27,744
                                         ------------      ------------      ------------      ------------

Net loss before other comprehensive
  income                                      (43,370)          (32,112)          (60,908)          (50,834)
                                         ------------      ------------      ------------      ------------

Other comprehensive income (loss)
  Unrealized gain (loss) on
   investments available-for-sale              (9,040)          (71,940)           10,784           (70,252)
                                         ------------      ------------      ------------      ------------

Comprehensive loss                       $    (52,410)     $   (104,052)     $    (50,124)     $   (121,086)
                                         ============      ============      ============      ============

Basic and diluted weighted average
  common shares outstanding                 3,072,836         3,072,836         3,072,836         3,072,836
                                         ============      ============      ============      ============

Basic and diluted loss per common
share                                    $      (0.02)     $      (0.03)     $      (0.02)     $      (0.04)
                                         ============      ============      ============      ============

            See notes to unaudited condensed consolidated financial statements.

                 Unaudited Condensed Consolidated Statements of Cash Flows

                                                             For the Six Months Ended
                                                                   September 30,
                                                          ----------------------------
                                                               2003            2002
                                                          ------------     -----------
Cash flows from operating activities
  Net loss                                                 $   (60,908)    $   (50,834)
                                                           -----------     -----------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation                                                  4,985           4,650
   Gain on trade-in of vehicle                                  (4,531)        (10,575)
   Change in assets and liabilities:
     Decrease (increase) in accounts receivable                  4,895            (438)
     Decrease in accounts payable                                   -           (4,596)
                                                           -----------     -----------
                                                                 5,349         (10,959)
                                                           -----------     -----------
      Net cash flows used in operating activities              (55,559)        (61,793)
                                                           -----------     -----------

Cash flows from investing activities
  Purchase of certificates of deposit                         (375,000)        (58,000)
  Purchases of office furniture and equipment and other        (22,342)        (16,173)
  Purchase  of  investment  in option to  purchase  real
   estate                                                           -          (70,000)
  Proceeds from the sale of assets                               6,500              -
  Proceeds from real estate held for sale                        2,750              -
                                                           -----------     -----------

      Net cash flows used in investing activities             (388,092)       (144,173)
                                                           -----------     -----------

Net decrease in cash and cash equivalents                     (443,651)       (205,966)

Cash and cash equivalents, beginning of year                   720,331         661,251
                                                           -----------     -----------

Cash and cash equivalents, end of quarter                  $   276,680     $   455,285
                                                           ===========     ===========

Supplemental disclosure of cash flow information:

     The change in unrealized gain (loss) on investments  available-for-sale for the six months ended  September 30, 2003 and September 30, 2002 was $10,784 and $(70,252), respectively.

      See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information  furnished reflects all adjustments,  which are, in the opinion of management,  necessary for a fair  presentation  of the financial position  at  September  30,  2003,  and March 31,  2003,  and of the  condensed consolidated  statements of operations and condensed consolidated  statements of cash flows for the three and six months ended  September 30, 2003, and 2002. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

2. The accompanying  unaudited condensed  consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information.  Accordingly,  they do not  include  all of the information and footnotes required by generally accepted account principles. For further information refer to the audited  consolidated  financial statements and notes  thereto for the year ended  March 31,  2003,  included  in the  Company's
10-KSB filed with the Securities and Exchange Commission on June 29, 2003.

Item 2: Management's  Discussion and Analysis of Financial Condition and Results
of Operation

Financial Condition, Liquidity and Capital Resources

Cash decreased  during the six months ended  September 30, 2003  $443,651.  This decrease is primarily due to the purchase of $375,000 in certificates of deposit and operating costs.

Stockholders'  equity decreased from $1,608,445 at March 31, 2003, to $1,558,321 at September 30, 2003, or $50,124.  The Company  incurred an unrealized  gain on the  investments  available-for-sale  of $10,784,  and a net  operating  loss of
$60,908, for the period ended September 30, 2003.

Results of Operations

For the Six Months Ended  September  30, 2003,  Compared to the Six Months Ended
September 30, 2002.

For the six months ended  September 30, 2003,  the  Company's  total oil and gas revenue was $34,653 as  compared to $23,196 for the six months  ended  September
30, 2002. Other income  including  interest and dividend incomes was $16,660 for the period ended  September 30, 2003 and $27,744 for the period ended  September
30, 2002.

Total  expense  for the six months  ended  September  30,  2003 was  $112,221 as compared to $101,774 for the six months  ended  September  30, 2002.  Unrealized gain on investments  available-for-sale  for the period ended September 30, 2003 was  $10,784  and for the period  ended  September  30,  2002 the Company had an unrealized loss on investments available-for-sale of $70,252. This resulted in a comprehensive  loss of $50,124 and $121,086 for the period ended  September  30,
2003 and 2002, respectively.

Item 3:  Controls and Procedures

As of the end of the period  covered by this  report,  the Company  conducted an evaluation,  under the supervision and with the  participation  of the principal executive officer and principal financial officer,  of the Company's  disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e)  under the
Securities  Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal  executive officer and principal  financial officer concluded that the Company's  disclosure  controls and  procedures are effective to ensure that information  required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded,  processed,  summarized and reported within the time periods  specified in Securities and Exchange  Commission  rules and forms.  There was no change in the Company's internal control over financial reporting  during the Company's most recently  completed fiscal quarter that has materially  affected or is reasonably  likely to materially affect the Company's internal control over financial reporting.

PART II

Item 6.  Exhibits and reports on Form 8-K

(a)   Exhibits

     Exhibit  31.1  Certification  of  President  and  Chief  Financial  Officer
     Pursuant to 18 USC Section 1350, as adopted  pursuant to section 302 of the
     Sarbanes-Oxley Act of 2002

     Exhibit  31.2  Certification  of  Secretary/Vice  President  of  Operations
     Pursuant to 18 USC Section 1350, as adopted  pursuant to section 302 of the
     Sarbanes-Oxley Act of 2002

     Exhibit  32.1  Certification  of  President  and  Chief  Financial  Officer
     Pursuant to 18 USC Section 1350, as adopted  pursuant to section 906 of the
     Sarbanes-Oxley Act of 2002

     Exhibit  32.2  Certification  of  Secretary/Vice  President  of  Operations
     Pursuant to 18 USC Section 1350, as adopted  pursuant to section 906 of the
     Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K have been filed  during the quarter  ended  September
30, 2003.

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

Date: November 14, 2003