Form 10QSB
period 2003-12-31
EAGLE EXPLORATION CO
filed 2004-02-17
CIK 30906

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934

     For the quarterly period ended December 31, 2003

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

     Indicate  by check  mark  whether  the  registrant  (1) filed  all  reports required to be filed by Section 13 or 15(d) of the  Exchange  Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days.   Yes  X   No ___.
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
------       March 31, 2003, and December 31, 2003 (Unaudited)

            Unaudited Condensed Consolidated Statements of Operations -
             Three and Nine Months Ended December 31, 2003 and 2002

            Unaudited Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended December 31, 2003 and 2002

            Notes to Unaudited Condensed Consolidated Financial Statements

Item 2      Management's Discussion and Analysis of
------       Financial Condition and Results of Operations

Item 3      Controls and Procedures
------

PART II     OTHER INFORMATION
-------     -----------------

Item 6      Exhibits and Reports on Form 8-K
------

SIGNATURES
----------

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I......FINANCIAL INFORMATION
------

Item 1
------

                      Condensed Consolidated Balance Sheets

                                                           December 31,      March 31,
                                                               2003            2003
                                                           ------------    ------------
                                                           (Unaudited)
                                         Assets
Current assets
  Cash                                                      $  305,624      $  720,331
  Marketable securities                                        352,825         317,468
  Certificates of deposit                                      300,000               0
  Accounts receivable                                            6,002          13,157
                                                            ----------      ----------
     Total current assets                                      964,451       1,050,956

Office furniture, equipment and other, net of
 accumulated depreciation of $237,645 and $233,505 at
 December 31, 2003 and March 31, 2003, respectively             55,342          43,875
Real estate held for sale                                      298,525         301,275
Investment in option to purchase real estate                   212,739         202,739
Other assets                                                    24,837          24,837
                                                            ----------      ----------

Total assets                                                $1,555,894      $1,623,682
                                                            ==========      ==========

                          Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                          $   10,727      $    9,088
  Deposits, deferred revenue and other                           6,149           6,149
                                                            ----------      ----------
      Total current liabilities                                 16,876          15,237
                                                            ----------      ----------

Stockholders' equity
  Common  stock,  no par  value;  authorized  10,000,000
   shares; 3,072,836 shares issued and outstanding           6,632,998       6,632,998
  Accumulated deficit                                       (5,133,257)     (5,028,473)
  Unrealized holding gain on investments available for
   sale                                                         39,277           3,920
                                                            ----------      ----------
                                                             1,539,018       1,608,445
                                                            ----------      ----------

Total liabilities and stockholders' equity                  $1,555,894      $1,623,682
                                                            ==========      ==========

            See notes to unaudited condensed consolidated financial statements.

            Unaudited Condensed Consolidated Statements of Operations

                                      For the Three                  For the Nine
                                       Months Ended                  Months Ended
                                       December 31,                  December 31,
                              -----------------------        ---------------------
                                2003           2002           2003           2002
                              --------       --------       -------        --------
Revenue
  Oil and gas                 $30,587        $10,890        $45,314        $34,086
                              -------        -------        -------        -------
     Total revenue             30,587         10,890         45,314         34,086
                              -------        -------        -------        -------

Expenses
   Depreciation                 3,921          2,325          8,906          6,975
  General and administrative   62,484         49,448        169,720        146,572
                              -------        -------        -------        -------
      Total expense            66,405         51,773        178,626        153,547
                              -------        -------        -------        -------

Loss from operations          (35,818)       (40,883)      (133,312)      (119,461)
                              -------        -------       --------       --------

Other income
   Interest and dividend
    income                     11,617         12,077         23,746         29,246
   Miscellaneous income           251             -           4,782         10,575
                              -------        -------        -------        -------
      Total other income       11,868         12,077         28,528         39,821
                              -------        -------        -------        -------

Net loss before other
 comprehensive income (loss)  (23,950)       (28,806)      (104,784)       (79,640)

Other comprehensive income
 (loss)
   Unrealized gain (loss) on
    investments
    available-for-sale         24,573         (7,339)        35,357        (77,591)
                              -------        -------       --------       --------

Comprehensive income (loss)       623        (36,145)       (69,427)      (157,231)
                              =======        =======        =======        =======

Basic and diluted weighted
 average common shares
 outstanding                3,072,836      3,072,836      3,072,836      3,072,836
                            =========      =========      =========      =========

Basic and diluted loss per
 common share               $    .00       $    (.01)     $    (.02)     $    (.05)
                            =========      =========      =========      =========

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                             For the Nine Months Ended
                                                                   December 31,
                                                          ------------------------------
                                                              2003             2002
                                                          ------------     -------------
Cash flows from operating activities
  Net loss                                                $   (104,784)    $     (79,640)
                                                          ------------     -------------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation                                                 8,906             6,975
    Gain on trade-in of vehicle                                 (4,531)               -
    Change in assets and liabilities:
     Decrease (increase) in accounts receivable                  7,155            (5,048)
     Increase (decrease) in accounts payable                     1,639            (3,564)
                                                          ------------     -------------
                                                                13,169            (1,637)
                                                          ------------     -------------
      Net cash flows used in operating activities              (91,615)          (81,277)
                                                          ------------     -------------

Cash flows from investing activities
  (Purchase) Redemption of certificates of deposit, net       (300,000)          103,043
  Purchases of office furniture and equipment                  (22,342)          (26,748)
  Purchase of investment in option to purchase real
   estate                                                      (10,000)          (70,000)
  Proceeds from the sale of assets                               6,500                -
  Proceeds from real estate held for sale                        2,750                -
                                                          ------------     -------------
      Net cash flows used in investing activities             (323,092)            6,295
                                                          ------------     -------------

Net decrease in cash and cash equivalents                     (414,707)          (74,982)

Cash and cash equivalents, beginning of year                   720,331           661,251
                                                          ------------     -------------

Cash and cash equivalents, end of quarter                 $    305,624     $     586,269
                                                          ============     =============

Supplemental disclosure of cash flow information:

     The change in unrealized gain (loss) on investments  available-for-sale for the nine months  ended  December 31, 2003 and December 31, 2002 was $35,357 and $(77,591), respectively.

         Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information  furnished reflects all adjustments,  which are, in the opinion of management,  necessary for a fair  presentation  of the financial position  at  December  31,  2003  and  March  31,  2003  and of  the  condensed consolidated  statements of operations and condensed consolidated  statements of cash flows for the three and nine months ended  December 31, 2003 and 2002.  The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Financial Condition, Liquidity and Capital Resources

Cash decreased during the nine months ended December 31, 2003, by $414,707. This decrease is primarily due to the purchase of $300,000 in certificates of deposit and operating costs.

Stockholders'  equity  decreased from $1,608,445 at March 31, 2003 to $1,539,018 at December 31, 2003 or $69,427.  The Company incurred an unrealized gain on the investments  available-for-sale  of $35,357 and a net operating loss of $104,784 for the period ended December 31, 2003.

Results of Operations

For the Nine Months Ended  December 31, 2003,  Compared to the Nine Months Ended
December 31, 2002.

For the nine months ended  December 31, 2003,  the  Company's  total oil and gas revenue was $45,314 as  compared to $34,086 for the nine months  ended  December
32, 2002.  Other income  including  interest and dividend income was $28,528 for the period ended  December 31, 2003,  and $39,821 for the period ended  December
31, 2002.

Total  expense for the nine months  ended  December  31,  2003,  was $178,626 as compared to $153,547  for the nine months ended  December  31, 2002.  Unrealized gain on investments  available-for-sale  for the period ended December 31, 2003, was  $35,357,  and for the period ended  December  31, 2002,  the Company had an unrealized loss on investments available-for-sale of $77,591. This resulted in a comprehensive  loss of $69,427 and $157,231  for the period  ended  December 31,
2003, and 2002, respectively.

Item 3:  Controls and Procedures

As of the end of the period  covered by this  report,  the Company  conducted an evaluation,  under the supervision and with the  participation  of the principal executive officer and principal financial officer,  of the Company's  disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e)  under the
Securities  Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal  executive officer and principal  financial officer concluded that the Company's  disclosure  controls and  procedures are effective to ensure that information  required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded,  processed,  summarized and reported within the time periods  specified in Securities and Exchange  Commissions rules and forms.  There was no change in the Company's internal control over financial reporting  during the Company's most recently  completed fiscal quarter that has materially  affected or is reasonably  likely to materially affect the Company's internal control over financial reporting.

PART II

Item 6.  Exhibits and reports on Form 8-K

     Exhibit 31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted
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

Date: February 17, 2004