Form 10KSB
period 2004-03-31
EAGLE EXPLORATION CO
filed 2004-07-14
CIK 30906

                     U. S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                    FORM 10-KSB

[X]   ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934

      For the fiscal year ended March 31, 2004

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
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                  Identification Number)

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

      Issuer's revenues for the fiscal year ended March 31, 2004, were $57,927.

      At July 14,  2004,  3,072,836  shares  of common  stock,  no par  value,  the registrant's  only class of voting stock were  outstanding.  The  aggregate  market value of the 1,186,256  common shares of the registrant held by  nonaffiliates  was approximately  $427,052  at July 14,  2004,  based on the mean  between the bid and asked  prices  on the  OTC  Bulletin  Board.  See  Item  5  herein  for  additional information in this regard.

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

Employees

     As of July 14, 2004, the Company had two full-time  employees.  The Company has and may retain independent consultants from time to time on a limited basis.

Item 2.  Properties.

     The  Company's  assets  consist  of cash and cash  equivalents,  marketable securities,  real estate held for sale,  option to purchase real estate,  office furniture and equipment, and minor interests in oil and gas properties including one lease operated by the Company. See the Consolidated Financial Statements and
Notes related thereto in Item 7 below.

Item 3.  Legal Proceedings.

     No litigation is pending or threatened by or against the Company

Item 4.  Submissions of Matters to a Vote of Security Holders.

     No matter was submitted  during the fourth quarter of fiscal 2004 to a vote of the Company's security holders.

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

                                    High Bid          Low Bid
                                    ========          =======
      2002
      ----
      1st quarter                   $.20              $.05
      2nd quarter                   $.30              $.10
      3rd quarter                   $.35              $.15
      4th quarter                   $.24              $.06

      2003
      ----
      1st quarter                   $.24              $.06
      2nd quarter                   $.35              $.15
      3rd quarter                   $.35              $.15
      4th quarter                   $.35              $.17

      2004
      ----
      1st quarter                   $.51              $.26

     As of July 14, 2004,  the Company had  approximately  500  shareholders  of record of its common stock.

     The  Company  did not sell any of its equity  securities  during the fiscal year ended March 31, 2004, nor did it repurchase any such securities during that period.

     Holders of common stock are  entitled to receive  such  dividends as may be declared by the Company's Board of Directors.  The Company has paid no dividends on its common stock, nor does the Company anticipate that such dividends will be paid in the foreseeable future.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
of Operations.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto in Item 7 below particularly with respect to our critical  accounting  policies and certain recent accounting pronouncements.

     The  Company's  cash and cash  equivalents  at March 31, 2004 were $264,257 compared to  $720,331  for the prior year ended March 31,  2003.  The  Company's marketable  securities  for the year ended  March 31, 2004 were  $658,406.  This includes $200,000 in certificates of deposit.  For the previous year ended March
31, 2003, the marketable  securities were $317,468.  This decrease in cash, cash equivalents and marketable  securities of  approximately  $115,000 was primarily due to operating expenses and option payments as described further.

     Real estate held for sale at March 31, 2004 was $298,525.  The Company owns a 55 percent interest in a one-acre,  undeveloped commercial lot. On October 22,
2002,  the Company  entered  into a contract to sell the  property at a purchase price of $560,000 subject to the buyer obtaining all governmental  approvals and permits for the buyer's proposed use. The City of Thornton,  Colorado,  approved the buyer's  proposed  use.  However due to financing  problems at closing,  the buyer was unable to close and forfeited the earnest  money.  The property is now under  contract  with a new  buyer  at a  purchase  price  of  $550,000  with no transaction  commissions.  Upon approval from the City, the sale is scheduled to close in the fall of 2004.

     As reported  in its Annual  Report on Form 10-KSB for the fiscal year ended
March 31, 2002, Eagle  Development  Company,  a wholly owned subsidiary of Eagle
Exploration  Company (the "Company") owns a 25 percent  membership  interest in, and is co-manager  of.  Buffalo  Highlands,  LLC, a Colorado  limited  liability company,  (the  "LLC").  The LLC owns an option  ("First  Option")  to  purchase
approximately   320  aces  of  undeveloped  land  in  Adams  County,   Colorado,
immediately north of Denver, Colorado.

     The First Option  provided  for a $25,000  earnest  money  payment and five
$200,000  option  payments  from the LLC to the  landowners.  The first of these payments was paid in August of 2001,  the second  payment was made on August 20,
2002,  and the third payment was made on January 15, 2003.  All option  payments are  non-refundable.  The earnest  money and all option  payments may be applied toward  the  $5,000,000  purchase  price  of the  land if the  First  Option  is exercised. The LLC may be required to obtain relevant relinquishment agreements, quit claim deed, surface use agreements or long term development leases, and the landowner  is required to reimburse  the LLC by reducing  the purchase  price at closing by the LLC's cost of acquiring the foregoing by an amount up to $100,000 or  reimburse  the LLC that  same  amount in the  event  the LLC  elects  not to exercise the First Option.

     It is the intent of the LLC to improve the property by obtaining the proper entitlements  for  single  and multi  family  use.  The LLC plans to rezone  the property,  plat the  property  for  high-density  residential  use, and sell the property prior to the expiration date of the First Option.

     In  accordance  with its plan,  the LLC  entered  into an option  agreement
("Second  Option")  with  an  unaffiliated  national  builder.  The  homebuilder notified  the LLC of its intent to proceed  under the Second  Option on December
26,  2003.  The  Second  Option  essentially  assigns  the  First  Option to the homebuilder and requires the homebuilder,  to the extent it continues, to escrow with a title company semi-annual  payments in the amount of $234,000,  which may be applied to its purchase price,  as  consideration  for the  assignment.  This amount was  reduced to  $134,000  for the  payments  due on June 30,  2004,  and subsequently.  The homebuilder must also pay the remaining option payments under the First Option and pay all entitlement,  zoning and development  costs. If the necessary  permits and approvals are acquired,  the homebuilder has the right to purchase  a minimum of  approximately  600 lots  (platting  will  determine  the
ultimate   number   available)  on  a  portion  of  the  property   encompassing
approximately 200 of the total of 320 acres. The homebuilder will be required to pay to the LLC $19,500 per lot. The remaining parcel of approximately  120 acres to the City in exchange for park fee credits to be purchased by the  homebuilder from the LLC at the time building permits are obtained for each residence at the rate of  approximately  $2,000 per unit.  As  additional  consideration  for the parcel,  the  homebuilder  agreed to assign  on-site  improvements  and off-site improvements pertaining to the project to a metropolitan district, formed by the
LLC,  with  instructions  that  the LLC  will be  entitled  to any  payments  or reimbursements made to the district.

     During the option period, which can be extended under certain circumstances to December  31,  2008,  the  homebuilder  has the right to exercise  the Second
Option as to 40 percent of the  approximately  600 lots thereby  exercising  and paying the full amount due under the First  Option.  The  homebuilder  must then reassign the  remaining  portions of the land to the LLC. The  homebuilder  will have  the  right to  acquire  approximately  180  lots  from the LLC at a second closing,  and an option to acquire the  remaining  180 lots at a third and final closing.

     Subject  to  regulatory   approvals  and  possible  extension,   and  other
conditions,  the first  closing  under the Second Option may occur no later than
January 25, 2005.  The second closing may be scheduled no earlier than one year, nor later than two years thereafter. The final closing may be scheduled no later than the  earlier  of two years  after the  second  closing or 21 days after the homebuilder has sold 105 of the lots acquired on the second closing.

     There  can be no  assurance  that the  homebuilder  will be  successful  in obtaining  all of the many  local,  county  and  state  approvals,  permits  and licenses required to commence development of the land subject to the options. In addition  the  homebuilder  faces risks  outside  its  control,  including  city approval of final plat,  title defects,  inability to obtain  adequate water and sanitation  facilities,  general economic conditions,  changes in interest rates and infrastructure problems.  Further in the event the LLC is unable to obtain a final plat from the city and or adequate water and sanitation facilities are not available,  the LLC is  obligated to reimburse  the  homebuilder  for its option payments.  Hence,  there can be no assurance that the homebuilder  will exercise any of its rights under the Second  Option or that the LLC could then find other parties to develop the  property  within the time  periods  remaining  under the
First Option.

     Stockholders'  equity  decreased  from  $1,608,445  at March 31,  2003,  to
$1,501,628 at March 31, 2004 or $106,817.  The Company incurred unrealized gains on investments  available-for-sale  for the year ended March 31, 2004 of $40,938 as compared to an unrealized loss on investments  available-for-sale  of $80,569 for the year ended March 31, 2003.

Results of Operations

Fiscal 2004 Compared with Fiscal 2003

     Oil and gas  royalties  for the year ended March 31, 2004,  were $57,927 as compared to $58,241 for the year ended March 31,  2003.  Interest  and  dividend income for the year ended  March 31,  2004 was  $26,451,  and for the year ended
March 31,  2003  interest  and  dividend  income was  $34,347.  The  decrease in interest and dividend  income is primarily  due to the decrease of cash and cash equivalents.

     Total  expenses  for the period  ended  March 31,  2004 were  $232,383  and
$203,558  for the period ended March 31,  2003.  This is primarily  due to lease operating expenses and accounting fees.

Financial Condition, Liquidity and Capital Resources

     The Company  believes its working  capital  position will enable it to meet its cash operating  requirements  during the next 12 months.  In any event,  its focus  during  fiscal 2005 will  largely be directed to closing its contract for the sale of the commercial lot as well as finalizing the  negotiations  required to execute a formal  contract with the national  homebuilder  on the option land held by the LLC.

Item 7.  Financial Statements

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
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Eagle Exploration
Company and  Subsidiaries  as of March 31,  2004,  and the related  consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audit  to  obtain  reasonable  assurance  about  whether  the consolidated  financial statements are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the  consolidated  financial  statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall consolidated  financial statement presentation.  We believe  that our audits  provide a  reasonable  basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial  position of Eagle Exploration
Company  and  Subsidiaries  as of  March  31,  2004,  and the  results  of their operations  and their cash flows for the years  ended March 31, 2004 and 2003 in conformity with Public Company Accounting Oversight Board (United States).

                                             Ehrhardt Keefe Steiner & Hottman PC

May 24, 2004
Denver, Colorado

                    EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                            Consolidated Balance Sheet
                                  March 31, 2004

                                      Assets

Current assets
  Cash and cash equivalents                                           $     264,257
  Certificates of deposits                                                  200,000
  Marketable securities                                                     458,406
  Accounts receivable                                                         4,891
                                                                      -------------
      Total current assets                                                  927,554
                                                                      -------------

Non-current assets
  Office furniture, equipment and other, net of
   accumulated depreciation of $195,408                                      56,925
  Real estate held for sale                                                 298,525
  Equity investment in LLC                                                  212,739
  Other assets                                                               24,837
                                                                      -------------
      Total non-current assets                                              593,026
                                                                      -------------

Total assets                                                          $   1,520,580
                                                                      =============

                       Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable - trade                                            $       7,565
  Accrued expenses                                                           11,387
                                                                      -------------
      Total liabilities                                                      18,952
                                                                      -------------

Commitments

Stockholders' equity
  Common stock, no par value; authorized 10,000,000
   shares; 3,072,836 shares issued and outstanding                        6,632,998
  Accumulated deficit                                                    (5,176,228)
  Unrealized gain on investments available-for-sale                          44,858
                                                                      -------------
      Total stockholders' equity                                          1,501,628
                                                                      -------------

Total liabilities and stockholders' equity                            $   1,520,580
                                                                      =============

                  See notes to consolidated financial statements.

                    EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Operations

                                                             For the Years Ended
                                                                  March 31,
                                                           -------------------------
                                                              2004          2003
                                                           -----------   -----------
Revenues
  Oil and gas                                              $    57,927   $    58,241
                                                           -----------   -----------
      Total revenues                                            57,927        58,241
                                                           -----------   -----------

Expenses
  Depreciation                                                   8,906         6,975
  General and administrative expenses                          222,668       195,764
  Other                                                            809           819
                                                           -----------   -----------
      Total expenses                                           232,383       203,558
                                                           -----------   -----------

Loss from operations                                          (174,456)     (145,317)
                                                           -----------   -----------

Other income (expense)
  Interest and dividend income                                  26,451        34,347
  Realized loss on investments available for sale                   -       (742,550)
  Other                                                            250        10,708
                                                           -----------   -----------
      Total other income (expense)                              26,701      (697,495)
                                                           -----------   -----------

Net loss before other comprehensive income                    (147,755)     (842,812)
                                                           -----------   -----------

Other comprehensive income
  Unrealized gain (loss) on investments
   available-for-sale during the year                           35,357       (80,569)
  Plus:  reclassification adjustment for losses
   included in net income                                           -        743,377
                                                           -----------   -----------
      Total other comprehensive income                          35,397       662,808
                                                           -----------   -----------

Comprehensive loss                                         $  (112,398)  $  (180,004)
                                                           ===========   ===========

Basic and diluted weighted average common shares
 outstanding                                                 3,072,836     3,072,836
                                                           ===========   ===========

Basic and diluted loss per common share                    $     (0.05)  $     (0.27)
                                                           ===========   ===========

                  See notes to consolidated financial statements.

                    EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

             Consolidated Statement of Changes in Stockholders' Equity
                    For the Years Ended March 31, 2004 and 2003

                                                                    Other
                                 Common Stock                     Accumulated      Total
                             ---------------------  Accumulated  Comprehensive  Stockholders'
                              Shares      Amount      Deficit    (Loss) Income     Equity
                             ---------  ----------  -----------   -----------   -----------

Balance - March 31, 2002     3,072,836  $6,632,998  $(4,185,661)  $  (658,888)  $ 1,788,449

Net loss                           -           -       (842,812)          -        (842,812)

Unrealized loss on
investments
available-for-sale                 -           -             -        (80,569)      (80,569)

Plus: reclassification
 adjustment for losses
 included in net income            -           -             -        743,377       743,377
                             ---------  ----------  -----------   -----------   -----------

Balance - March 31, 2003     3,072,836   6,632,998   (5,028,473)        3,920     1,608,445

Net loss                           -           -       (147,755)          -        (147,755)

Unrealized gain on
investments
available-for-sale                 -           -            -         40,938         40,938
                             ---------  ----------  -----------   -----------   -----------

Balance - March 31, 2004     3,072,836  $6,632,998  $(5,176,228)  $    44,858   $ 1,501,628
                             =========  ==========  ===========   ===========   ===========

                  See notes to consolidated financial statements.

                    EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                                                             For the Years Ended
                                                                  March 31,
                                                           -------------------------
                                                              2004          2003
                                                           -----------   -----------

Cash flows from operating activities
  Net loss                                                 $  (147,755)  $  (842,812)
                                                           -----------   -----------
  Adjustments to reconcile net loss to net cash used in
   operating activities
   Realized loss on investments                                     -        742,550
   Depreciation                                                 16,374         6,975
   Loss on disposal of fixed assets                             (1,781)        3,125
   Changes in assets and liabilities
     Accounts receivable                                         8,266        (7,282)
     Prepaid expenses                                               -          1,800
     Accounts payable                                           (1,523)       (6,292)
     Accrued expenses                                            5,238        (1,999)
                                                           -----------   -----------
                                                                26,574       738,877
                                                           -----------   -----------
      Net cash used in operating activities                   (121,181)     (103,935)
                                                           -----------   -----------

Cash flows from investing activities
  (Purchase) redemption of certificates of deposit            (200,000)      297,043
  Purchases of office furniture and equipment                  (34,143)      (29,873)
  Proceeds from sale of office furniture and equipment           6,500            -
  Purchase of investments available-for-sale                  (100,000)           -
  Proceeds from the sale investments available-for-sale             -         24,584
  Proceeds from real estate held for sale                        2,750            -
  Purchase of investment in option to purchase real
   estate                                                      (10,000)     (128,739)
                                                           -----------   -----------
      Net cash (used in) provided by investing
      activities                                              (334,893)      163,015
                                                           -----------   -----------

Net (decrease) increase in cash                               (456,074)       59,080

Cash - beginning of year                                       720,331       661,251
                                                           -----------   -----------

Cash - end of year                                         $   264,257   $   720,331
                                                           ===========   ===========

Supplemental disclosure of non-cash activity:

     The   Company   incurred   unrealized   gains   (losses)   on   investments
     available-for-sale  for the years  ended March 31, 2004 and 2003 of $40,938 and $(80,569), respectively.

                See notes to consolidated financial statements.

                    EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Eagle Exploration  Company and Subsidiaries (the "Company")  primary  operations currently  include the purchase and  development of  residential  and commercial real estate.  In 1992 the Company began the change of its focus from oil and gas exploration  to real  estate  development  and in  connection  with this  change subsequently  sold most of its oil and gas interests and  investments.  However, the Company  continues  to hold minor  interests in oil and gas  properties  and indirect  interests  by  acquiring  equity in other oil and gas  companies.  The
Company is also investigating various potential  acquisitions and other business opportunities.

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

Fair Value of Financial Instruments

The  carrying  amounts  of  financial   instruments   including  cash  and  cash
equivalents,  receivables  and accounts  payable  approximated  fair value as of
March 31, 2004 because of the relatively short maturity of these instruments.

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

Basic and Diluted Earnings Per Common Share

In accordance  with SFAS 128,  basic earnings per share are computed by dividing net income by the number of weighted  average common shares  outstanding  during the year.  Diluted  earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year,  including potential  common  shares,  which  consisted of stock  options.  The Company has incurred a loss for the year ended March 31, 2004 thereby  making the  inclusion
of  stock  options  in  the  2003  dilutive  earnings  per  share   computations
antidilutive.

Stock-Based Compensation

At March  31,  2004,  the  Company  has  stock  options  outstanding,  which are described more fully in Note 6. The Company has adopted the "disclosure  method"
provisions  of  SFAS  No.  123,  Accounting  for  Stock-Based  Compensation.  As
permitted  under SFAS No. 123, the Company  continues to account for stock-based compensation  for awards to employees  under the intrinsic value based method of accounting as prescribed by Accounting  Principles Board Opinion No. 25 (APB No.
25), Accounting for Stock Issued to Employees.  Stock-based compensation paid to consultants  and other  non-employees  is accounted  for at fair value under the provisions  of SFAS No. 123.  In December  2002,  the FASB issued  Statement  of
Financial   Accounting   Standards   No.  148,   "Accounting   for   Stock-Based
Compensation-Transition   and  Disclosure"   (SFAS  148),   which  provides  for
alternative  methods to transition  to the fair value method of  accounting  for stock  options  in  accordance  with  provisions  of  SFAS  Statement  No.  123,
"Accounting  for  Stock-Based  Compensation,"  In  addition,  SFAS 148  requires disclosure  of the effects of an  entity's  accounting  policy  with  respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of
SFAS 148 in the financial  statements  for our fiscal year ended March 31, 2004.
The  transition  provisions of SFAS 148 are currently not applicable to us as we continue to account for  stock-based  compensation in accordance with Accounting
Principles Board Opinion No. 25.

Had  compensation  cost for the  Company's  stock-based  compensation  plan been determined  consistent  with SFAS No. 123, the Company's pro forma amounts as of
March 31, would have been as indicated:

                                                         2004           2003
                                                     ------------   ------------

   Net loss as reported                              $   (147,755)  $   (842,812)
   Pro forma net loss under SFAS 123                 $          -   $   (889,939)
   Pro forma net loss per share under SFAS 123       $          -   $      (0.29)

   Assumptions
     Dividend yield                                            -%             -%
     Volatility factor                                         -%            126%
     Risk free interest rate                                   -%           4.00%
     Expected Life of Option (in years)                      3.7            4.7

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

Recently Issued Accounting Pronouncements

In April 2003, the Financial  Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on
Derivative  Instruments  and  Hedging  Activities."  The  Statement  amends  and
clarifies  financial  accounting  and  reporting  for  derivative   instruments,
including  certain  derivative  instruments  embedded in other contracts and for hedging  activities  under FASB  Statement No. 133  "Accounting  for  Derivative
Instruments and Hedging  Activities."  This Statement is effective for contracts entered  into or  modified  after June 30,  2003 and for  hedging  relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003 and the adoption did not have a material  impact on its financial  condition and results of operations of the Company.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with  Characteristics of Both Liabilities and Equity." The Statement
improves the accounting for certain  financial  instruments that, under previous guidance,  issuers could account for as equity. FASB No. 150 requires that those instruments be classified as  liabilities  in statements of financial  position.
The adoption of this  statement did not have a material  impact on the financial position or results of operations of the Company.

In December 2003 the FASB issued FAS No. 132 (Revised) ("FAS 132-R"), Employer's
Disclosure about Pensions and Other Post Retirement Benefits.  FAS 132-R retains disclosure  requirements  of  the  original  FAS  132  and  requires  additional disclosures  relating  to assets,  obligations,  cash  flows,  and net  periodic benefit cost.  FAS 132-R is effective for fiscal years ending after December 15,
2003,  except that certain  disclosures  are  effective  for fiscal years ending after June 15,  2004.  Interim  period  disclosures  are  effective  for interim periods  beginning  after  December  15, 2003.  The  adoption of the  disclosure provisions  of FAS  132-R  did  not  have a  material  effect  on the  financial
Statements.

In December 2003, the Staff of the  Securities  and Exchange  Commission  issued
Staff Accounting Bulletin No. 104, "Revenue  Recognition," which amends SAB 101,
"Revenue  Recognition in Financial  Statements." SAB 104's primary purpose is to rescind  accounting  guidance  contained in SAB 101 related to  multiple-element revenue  arrangements,  superseded  as a result of EITF 00-21,  "Accounting  for
Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions
and Answers, or FAQ, issued with SAB 101 that had been codified by SEC Topic 13,
"Revenue  Recognition." Selected portions of the FAQ have been incorporated into
SAB 104.  While  wording of SAB 104 has changed to reflect the  issuance of EITF
00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on our financial statements.

In January 2004 the Financial  Accounting  Standards  Board ("FASB") issued FASB
Staff Position ("FSP") FAS 106-1, Accounting and Disclosure Requirements Related
to the Medicare  Prescription  Drug,  Improvement and  Modernization Act of 2003
which  permits a sponsor of a post  retirement  healthcare  plan that provides a prescription  drug benefit to make a one-time  election to defer  accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act
of 2003.  Regardless of whether a sponsor  elects that  deferral,  FSP FAS 106-1 requires  certain  disclosures  pending further  consideration of the underlying accounting  issues.  The guidance in FSP FAS 106-1 is  effective  for interim or annual  financial  statements of fiscal years ending after December 7, 2003. The adoption  of the  disclosure  provisions  of FAS 132-R  did not have a  material effect on the financial statements.

Note 2 - Marketable Securities

Marketable securities at March 31, 2004 consist of the following:

                                                                       Unrealized
                                          Fair Value       Cost           Gain
                                         ------------   -----------   ------------

   Investments available-for-sale        $    458,406   $   413,548   $     44,858
                                         ============   ===========   ============

There were no sales of equity  investments during the year ended March 31, 2004.
Proceeds from the sale of equity  securities were $24,584  resulting in realized loss of $(742,550)  during the year ended and March 31, 2003.  During 2003,  the
Company  elected  to  permanently  write  down  the  value  of  several  of  its investments  available-for-sale  to the fair market  value as of that date.  The amount recognized as a permanent write down of investments totaled $743,377, and has been included as a realized loss on  investments  available-for-sale  in the accompanying consolidated statements of operations.

Note 3 - Real Estate Held for Sale

The Company owns a 55%  interest in a one-acre,  undeveloped  commercial  lot of real estate in Thornton, Colorado. On October 22, 2002, the Company entered into a contract to sell the property for a total purchase price of $560,000,  subject to the buyer  obtaining  all  government  approvals  and  permits for the buyers proposed  use.  The City of Thornton  has  approved  the buyer's  proposed  use.
However due to financing problems at closing,  the buyer was unable to close and forfeited the earnest money. The property is now under contract with a new buyer at a purchase price of $550.000 with no transaction  commissions.  Upon approval from the City, the sale is scheduled to close in the fall of 2004.

Note 4 - Equity Investment in LLC

Eagle Development  Company is a 25% member and co-manager of a Limited Liability
Corporation,  which  entered  into an option  agreement to purchase  land.  This option agreement  requires four $200,000 option payments from the LLC. The first of these  payments  was paid in August of 2001,  the second  payment was paid on
August 20,  2002,  the third  payment was paid on January 15,  2003.  All option payments  are  non-refundable  and are applied  toward the  $5,000,000  purchase price.  The LLC was  required  to pay  $25,000 in earnest  money and may also be required to pay up to $100,000 to acquire  relevant  relinquishment  agreements, quit claim deeds,  applicable  surface use  agreements or long term  development leases.

It is the intent of the LLC to improve  the  property  by  obtaining  the proper entitlements for single and multi family use. During the entitlement process and upon  completion,  the property  will be  marketed.  The LLC plans to rezone the property,  plat the  property  for  high-density  residential  use, and sell the property prior to the expiration date of the option agreement.

As of March 31, 2004, the LLC has capitalized all of its expenditures related to the real estate transaction. Thus, there has been no income or expense reflected on the  Company's  financial  statements  related to its  investment in the LLC.
During the year ended March 31,  2004,  the Company  contributed  an  additional
$128,739 to the LLC, bringing its total investment in the LLC to $212,738.

In accordance with its plan, the LLC entered into an option  agreement  ("Second
Option") with an unaffiliated national builder. The homebuilder notified the LLC of its intent to proceed  under the Second  Option on  December  26,  2003.  The
Second  Option  essentially  assigns  the First  Option to the  homebuilder  and requires the  homebuilder,  to the extent it  continues,  to escrow with a title company semi-annual payments in the amount of $234,000,  which may be applied to its purchase price, as consideration for the assignment. This amount was reduced to  $134,000  for the  payments  due on June 30,  2004,  and  subsequently.  The homebuilder  must also pay the remaining  option payments under the First Option and pay all entitlement,  zoning and development costs. If the necessary permits and approvals are acquired,  the homebuilder has the right to purchase a minimum
of  approximately   600  lots  (platting  will  determine  the  ultimate  number available) on a portion of the property  encompassing  approximately  200 of the total of 320 acres.  The homebuilder  will be required to pay to the LLC $19,500 per lot. The remaining parcel of approximately 120 acres to the City in exchange for park fee credits to be purchased by the homebuilder from the LLC at the time building  permits are obtained for each  residence at the rate of  approximately
$2,000 per unit. As additional  consideration  for the parcel,  the  homebuilder agreed to assign on-site  improvements and off-site  improvements  pertaining to the project to a  metropolitan  district,  formed by the LLC, with  instructions that the LLC will be entitled  to any  payments  or  reimbursements  made to the district.

During the option period,  which can be extended under certain  circumstances to
December 31, 2008, the  homebuilder  has the right to exercise the Second Option as to 40 percent of the approximately 600 lots thereby exercising and paying the full amount due under the First Option.  The homebuilder  must then reassign the remaining  portions of the land to the LLC. The homebuilder  will have the right to  acquire  approximately  180 lots  from the LLC at a second  closing,  and an option to acquire the remaining 180 lots at a third and final closing.

Subject to regulatory  approvals and possible  extension,  and other conditions, the first  closing  under the Second  Option may occur no later than January 25,
2005.  The second  closing may be scheduled no earlier than one year,  nor later than two years thereafter.  The final closing may be scheduled no later than the earlier of two years after the second  closing or 21 days after the  homebuilder has sold 105 of the lots acquired on the second closing.

There can be no assurance that the  homebuilder  will be successful in obtaining all of the many local, county and state approvals, permits and licenses required to commence  development  of the land  subject to the  options.  In addition the homebuilder  faces risks outside its control,  including  city approval of final
plat,  title  defects,   inability  to  obtain  adequate  water  and  sanitation
facilities,   general  economic  conditions,   changes  in  interest  rates  and
infrastructure  problems.  Further  in the  event  the LLC is unable to obtain a final plat from the city and or adequate water and sanitation facilities are not available,  the LLC is  obligated to reimburse  the  homebuilder  for its option payments.  Hence,  there can be no assurance that the homebuilder  will exercise any of its rights under the Second  Option or that the LLC could then find other parties to develop the  property  within the time  periods  remaining  under the
First Option.

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

                                                                March 31,
                                                        --------------------------
                                                            2004          2003
                                                        ------------   -----------

   Statutory federal income tax rate                          34.0%         34.0%
   Valuation allowance                                       (34.0)%       (34.0)%
                                                        ------------   ----------
                                                                               -%
   Effective tax rate per financial statements                    -%           -%
                                                        ============   ==========

As of March 31, 2004, the Company has net operating loss carryforwards  totaling approximately $2,884,000 and expire at various times through 2024.

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

The following table presents the activity for options:

                                                 For the Years Ended
                                                      March 31,
                                --------------------------------------------------
                                           2004                      2003
                                ------------------------- ------------------------
                                    Options      Price *      Options      Price *
                                ------------- ----------- ------------- ----------
   Outstanding, beginning of
   year                               275,000 $      0.20            -  $     0.20
   Granted                                 -           -        275,000       0.20
   Forfeited/canceled                      -           -             -          -
   Exercised                               -           -             -          -
                                ------------- ----------- ------------- ----------

   Outstanding, end of year           275,000 $      0.20       275,000 $     0.20
                                ============= =========== ============= ==========

* Price reflects the weighted average exercise price.

Note 7 - Commitments

Operating Leases

The Company leases its office space under an operating  lease through August 31,
2004. Rent expense was $12,908 and $12,840 for the year ended March 31, 2004 and
2003, respectively.

Future minimum lease payments under this lease is approximately as follows:

   Year Ending March 31,
   ---------------------
         2005                                           $       4,050
                                                        =============

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure.

     The  disclosure   requirements  of  Item  304  of  Regulation  SB  are  not
applicable.

Item 8A.  Controls and Procedures.

     Our Chief Executive  Officer and Chief Financial Officer have evaluated the effectiveness  of our disclosure  controls and procedures (as such is defined in
Rules  13a-13(c) and  15d-14(c)  under the  Securities  Exchange Act of 1934, as amended (the "Exchange Act"), as of the period covered by this report.  Based on such  evaluation,  such officers have concluded  that, as of March 31, 2004, our disclosures  and  procedures are effective in alerting them on a timely basis to
material   information   relating  to  our  Company  (including  our  controlled
subsidiaries)  required to be included in our reports  filed or submitted  under the Exchange Act.

                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16 (a) of the Exchange Act.

     The following are the directors and executive officers of the Company.

                   Raymond N.          Paul M.             M. D.
                   Joeckel (1)         Joeckel (1)         Young
                   ------------        ------------        -------------

Director since     October 1979        October 1979        February 1990

Position(s) with   President, Chief    Secretary, Chief    Director
The Company        Executive Officer   Financial Officer
                   & Director          & Director

Age                78                  52                  80
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

     Raymond N. Joeckel  attended Los Angeles City College and the University of
Southern  California in programs,  which did not lead to degrees. He received an
LL.B. degree from Southwestern University, Los Angeles, California, in 1950. Mr.
Joeckel  joined  Shell Oil Company as a landman in 1950 and became Land  Manager for the Rocky Mountain region for Shell Oil Company in 1962. He remained in that position until 1969 at which time he became an independent  oil and gas operator dealing primarily in oil and gas leases.

     Paul M. Joeckel  received a B. A. degree in Economics  from Colorado  State
University in 1976. During 1976 and until 1977, Mr. Joeckel was self-employed as an independent landman. From June 1977, until joining the Company on a full-time basis in January 1980,  Diamond  Shamrock  Corporation  employed him as a senior landman.

     M. D. Young received a B. A. degree in Geology from  Vanderbilt  University in 1951 at Nashville, Tennessee. From 1952 to 1960 Mr. Young worked for Gulf Oil
Corporation  as an Area  Geologist.  Subsequently,  he has been a consultant  to various  companies in the industry.  Mr. Young has also been a working  interest owner in many wildcat wells in the Rocky Mountain region.  Mr. Young is a member of the American Association of Petroleum Geologists. Mr. Young is now retired.

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

     Based  solely on its review of the copies of the reports it  received  from persons  required to file,  the Company  believes  that during the period  ended
March  31,  2004,  all  SEC  filing  requirements  applicable  to its  officers, directors and greater than ten percent shareholders were met.

Item 10.  Executive Compensation.

     The following  information  shows the  compensation  of the named executive officers for each of the Company's last two fiscal years.

                                      SUMMARY COMPENSATION TABLE

                     ANNUAL COMPENSATION                       LONG TERM COMPENSATION
-------------------------------------------------------------------------------------------------------

Name and                                                 Restricted
Principal                               Other Annual     Stock        Options/   LTIP      All Other
Position     Year    Salary    Bonus    Compensation*    Awards       SARs       Payouts   Compensation
-------------------------------------------------------------------------------------------------------

Raymond N.   2004    N/A       N/A      $4,301           N/A          N/A        N/A       N/A
Joeckel      2003    N/A       N/A      $4,301           N/A          N/A        N/A       N/A
President

Paul M.      2004    $66,000   N/A      $8,125           N/A          N/A        N/A       N/A
Joeckel      2003    $64,000   N/A      $7,668           N/A          N/A        N/A       N/A
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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information,  as of July 14, 2004, regarding the common  stock  ownership  of those  persons  known by the  Company to be the beneficial  owners of more than five percent of its common stock,  it directors, and its officers and directors as a group.

Name & Address of           Amount & Nature of            Percent of
Beneficial Owner            Beneficial Ownership          Class
----------------            --------------------          -----

Paul M. Joeckel             439,599 shares (1)            14.31%
1801 Broadway               Direct and options
Suite 810
Denver, CO 80202

Raymond N. Joeckel          100,000 shares (2)             3.26%
250 El Camino Real          Options
Suite 218
Tustin, CA 92780

M. D. Young                 500 shares                     -0-
483 Clubhouse Court         Direct
Loveland, CO 80537

Paul M. Joeckel, Trustee    1,346,481 shares              43.82%
Joeckel Family Trust        Direct
1801 Broadway
Suite 810
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

Item 12.  Certain Relationships and Related Transactions.

     There were no  transactions  during the fiscal  year ended  March 31,  2004 required to be reported hereunder.

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

(5)         Opinion re: legality                            - None -

(6)         No exhibit required                               N/A

(7)         No exhibit required                               N/A

(9)         Voting trust agreement                          - None -

(10)        Material contracts:

10.02(a)    Colony Square                                    (2)

10.02(b)    Buffalo Highlands, LLC                           (2)

10.03 Agreement to Assign Option Agreement
            And Option Agreement dated
            November 11, 2003                                (3)

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

(23)        Consent of experts and counsel                  - None -

(24)        Power of attorney                               - None -

(25)        Statement of eligibility of trustee             - None -

31.1        Certification of Chief Executive Officer
            Section 302                                       (4)

31.2        Certification of Chief Financial Officer
            Section 302                                       (4)

32.1        Certification of Chief Executive Officer
            Section 906                                       (4)

32.2        Certification of Chief Financial Officer
            Section 906                                       (4)
--------------

(1)  Previously  filed  documents   incorporated  herein  by  reference  to  the
     Company's  Registration  statement  on Form  S-1  (No.  2-67971)  effective
     September 14, 1980,  and the Company's  Reports on Form 10-K for the fiscal year ended March 31, 1994, and previous years.

(2)  Filed with the  Company's  Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

(3)  Filed with the Company's Report on Form 8-K on January 16, 2004.

(4)  Filed herewith.

(5)  The  Company  did not file a Report on Form 9-K during the last  quarter of the period covered by this Annual Report.

Item 14.  Principal Accountant Fees and Services.

     The Company paid its principal accountant the following fees:

                                        Fiscal Year       Fiscal Year
                                        -----------       -----------
                                           2004               2003
                                           ----               ----

      Audit and Quarterly Review Fees    $ 15,936           $ 12,025
      Other Audit Related Fees           $     -            $     -
      Tax Fees                           $  3,765           $  1,800
      Other Fees                         $     -            $     -

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

Date
----

July 14, 2004                 /s/Raymond N. Joeckel
                              Raymond N. Joeckel
                              President, Chief Executive Officer
                              & a director

July 14, 2004                 /s/Paul M. Joeckel
                              Paul M. Joeckel
                              Secretary, Chief Financial Officer
                              & a director

July 14, 2004                 /s/M. D. Young
                              M. D. Young
                              A director

                                   EXHIBIT INDEX
                                   -------------

No.         Description
---         -----------

31.1  Certification of Chief Executive Officer
31.2  Certification of Chief Financial Officer
32.1  Certification of Chief Executive Officer
32.2  Certification of Chief Financial Officer