Form 10QSB
period 2004-06-30
EAGLE EXPLORATION CO
filed 2004-08-16
CIK 30906

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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

PART I   FINANCIAL INFORMATION

Item 1  Condensed Consolidated Balance Sheets - March 31, 2004, and June 30, 2004 (Unaudited)

Unaudited Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2004 and 2003

Unaudited Condensed Consolidated Statement of Cash Flows - Three Months Ended June 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Disclosure Controls and Procedures

PART II

Item 6.  Exhibits and reports on Form 8-K

SIGNATURES

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION

Item 1

                      Condensed Consolidated Balance Sheets

                                                                                        June 30,     March 31,
                                                                                         2004          2004
                                                                                     -----------    -----------
                                                                                                    (Unaudited)
                                                             Assets
Current assets
   Cash and cash equivalents .....................................................   $   526,319    $   264,257
   Certificates of deposits ......................................................             0        200,000
   Marketable securities .........................................................       334,259        458,406
   Accounts receivable ...........................................................         3,532          4,891
                                                                                     -----------    -----------
         Total current assets ....................................................       864,110        927,554
                                                                                     -----------    -----------

Non-current assets
   Office furniture, equipment and other, net of accumulated depreciation of
    $195,408 and $196,882 at March 31, 2004 and June 30, 2004, respectively ......        55,451         56,925
   Real estate held for sale .....................................................       298,525        298,525
   Investment in option to purchase real estate ..................................       212,739        212,739
   Other assets ..................................................................        24,837         24,837
                                                                                     -----------    -----------
         Total non-current assets ................................................       591,552        593,026
                                                                                     -----------    -----------

Total assets .....................................................................   $ 1,455,662    $ 1,520,580
                                                                                     ===========    ===========

                                              Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ..............................................................   $     7,565    $     7,565
   Accrued expenses ..............................................................        11,387         11,387
                                                                                     -----------    -----------
         Total current liabilities ...............................................        18,952         18,952
                                                                                     -----------    -----------

Stockholders' equity
   Common stock, no par value; authorized 10,000,000
    shares;  3,072,836 shares
     issued and outstanding ......................................................     6,632,998      6,632,998
   Accumulated deficit ...........................................................    (5,217,000)    (5,176,228)
   Unrealized gain on investments available-for-sale .............................        20,712         44,858
                                                                                     -----------    -----------
         Total stockholders' equity ..............................................     1,436,710      1,501,628
                                                                                     -----------    -----------

Total liabilities and stockholders' equity .......................................   $ 1,455,662    $ 1,520,580
                                                                                     ===========    ===========

       See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                                                    For the Three Months Ended
                                                                            June 30,
                                                                    --------------------------
                                                                        2004          2003
                                                                    -----------    -----------
Revenues
   Oil and gas ..................................................   $     6,135    $    19,926
                                                                    -----------    -----------
       Total revenue ............................................         6,135         19,926
                                                                    -----------    -----------

Expenses
   Depreciation .................................................         1,474          1,926
   General and administrative expenses ..........................        52,280         50,531
                                                                    -----------    -----------
       Total expense ............................................        53,754         52,457
                                                                    -----------    -----------

Loss from operations ............................................       (47,619)       (32,531)
                                                                    -----------    -----------

Other income
   Interest and dividend income .................................        13,077         10,462
   Realized gain (loss) on sale of investments available-for-sale        (6,230)             0
   Miscellaneous income .........................................             0          4,531
                                                                    -----------    -----------
       Total other income .......................................         6,847         14,993
                                                                    -----------    -----------

Net loss before other comprehensive income (loss) ...............       (40,772)       (17,538)
                                                                    -----------    -----------

Other comprehensive income (loss)
   Unrealized gain (loss) on investments available-for-sale .....       (24,146)        19,824
                                                                    -----------    -----------
       Total other comprehensive income (loss) ..................       (24,146)        19,824
                                                                    -----------    -----------

Comprehensive gain (loss) .......................................   $   (64,918)   $     2,286
                                                                    ===========    ===========

Basic and diluted weighted average common shares outstanding ....     3,072,836      3,072,836
                                                                    ===========    ===========

Basic and diluted loss per common share .........................   $      (.01)   $     (.005)
                                                                    ===========    ===========

       See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                               For the Three Months Ended
                                                                                       June 30,
                                                                                 ----------------------
                                                                                   2004         2003
                                                                                 ---------    ---------
Cash flows from operating activities
   Net loss ..................................................................   $ (40,772)   $ (17,538)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ............................................................       1,474        1,926
     Loss on disposal of investments available for sale ......................       6,230            0
     Gain on sale of assets ..................................................           0       (4,531)
     Change in assets and liabilities:
       Decrease in accounts receivable .......................................       1,359        4,300
                                                                                 ---------    ---------
                                                                                     9,063        1,695
                                                                                 ---------    ---------
         Net cash flows used in operating activities .........................     (31,709)     (15,843)
                                                                                 ---------    ---------

Cash flows from investing activities
   (Purchase) redemption of certificates of deposit ..........................     200,000     (375,000)
   Proceeds from the sale of assets ..........................................           0        6,500
   Purchase of investments available-for-sale ................................     (50,000)           0
   Proceeds from the sale of investments available-for-sale ..................     143,771            0
                                                                                 ---------    ---------
         Net cash flows provided by (used in) investing activities ...........     293,771     (368,500)
                                                                                 ---------    ---------

Net increase (decrease) in cash and cash equivalents .........................     262,062     (384,343)

Cash and cash equivalents, beginning of year .................................     264,257      720,331
                                                                                 ---------    ---------

Cash and cash equivalents, end of quarter ....................................   $ 526,319    $ 335,988
                                                                                 =========    =========

Supplemental disclosure of cash flow information:
     The change in unrealized gain (loss) on investments  available for sale for the three  months ended June 30, 2004 and June 30, 2003 was  $(24,146)  and
     $19,824, respectively.

       See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1.   The financial information furnished reflects all adjustments, which are, in the  opinion  of  management,  necessary  for a  fair  presentation  of the financial  position  at June 30,  2004,  and  March  31,  2004,  and of the
     condensed consolidated  statements of operations and condensed consolidated statements of cash flows for the three months ended June 30, 2004 and 2003.
     The  results of  operations  and  statements  of cash flows for the periods presented  are not  necessarily  indicative of those to be expected for the entire year.

2.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted  accounting  principles for interim financial  information and pursuant to rules and regulations of the Securities and Exchange  Commission.  Accordingly,  they do not include all of  the  information  and  footnotes  required  by  generally  accepted accounting  principles.  For  further  information  refer  to  the  audited consolidated  financial  statements  and notes  thereto  for the year ended
     March 31, 2004,  included in the Company's 10-KSB filed with the Securities and Exchange Commission on July 14, 2004.

Item 2: Management's  Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition, Liquidity and Capital Resources

     The  Company's  cash at June 30, 2004 was  $526,319 as compared to cash for the year ended March 31, 2004 of $264,257. At year-end, the Company had $200,000 in certificates of deposit.  These certificates  matured during the period ended
June 30, 2004. Marketable securities at March 31, 2004 were $458,406 and at June
30, 2004  marketable  securities  were  $334,259.  The  Company's  investment in
Verizon Trust Certificates was also redeemed in the first quarter

     Stockholders'  equity  decreased  from  $1,501,628  at  March  31,  2004 to
$1,436,710 at June 30, 2004 or $64,918.  The Company incurred an unrealized loss on investments  available-for-sale for the period ended June 30, 2004 of $24,146 and a net loss before other comprehensive income of $40,772.

Results of Operations

For the Three  Months  Ended June 30,  2004,  Compared to the Three Months Ended
June 30, 2003.

     For the three months ended June 30, 2004, the Company's oil and gas revenue was $6,135 as compared to $19,926 for the three months ended June 30, 2004. This decrease is primarily  due to a well shut in. Other income,  including  interest and dividend income and realized gain on sale of investments  available-for-sale was $6,847 for the period  ended June 30, 2004 and $14,993 for the period  ended
June 30, 2003.

     Total  expense for the three  months  ended June 30,  2004,  was $53,754 as compared to $52,457 for the three months ended June 30, 2003. Unrealized loss on investments  available-for-sale  was $24,146 for the period ended June 30, 2004, and an unrealized  gain on  investments  available-for-sale  was $19,824 for the period ended June 30, 2003. This resulted in a comprehensive loss of $64,918 for the period ended June 30, 2004 and a comprehensive gain of $2,286 for the period ended June 30, 2003.

Item 3 - Disclosure Controls and Procedures

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

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2004.

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

Date:    August 16, 2004