Form 10QSB
period 2004-09-30
EAGLE EXPLORATION CO
filed 2004-11-15
CIK 30906

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

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

Item 1

Condensed Consolidated Balance Sheets - September 30, 2004 (unaudited), and March 31, 2004

Unaudited Condensed Consolidated Statements of Operations - Three and Six Months Ended September 30, 2004, and 2003

Unaudited Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2004, and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3

Controls and Procedures

PART II

OTHER INFORMATION

Item 6

Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                                     September 30,   March 31,
                                                                                         2004           2004
                                                                                     -----------    -----------
                                                                                     (Unaudited)
                                                             Assets
Current assets
   Cash and cash equivalents .....................................................   $   765,749    $   264,257
   Certificates of deposits ......................................................          --          200,000
   Marketable securities .........................................................       344,685        458,406
   Accounts receivable ...........................................................         6,003          4,891
                                                                                     -----------    -----------
         Total current assets ....................................................     1,116,437        927,554
                                                                                     -----------    -----------

Office  furniture,  equipment  and  other,  net of  accumulated  depreciation  of
   $199,289 and $195,408 at September 30, 2004 and March 31, 2004, respectively ..        56,729         56,925
Real estate held for sale ........................................................          --          298,525
Equity investment in LLC .........................................................       212,739        212,739
Other assets .....................................................................        24,837         24,837
                                                                                     -----------    -----------
         Total non-current assets ................................................       294,305        593,026
                                                                                     -----------    -----------

Total assets .....................................................................   $ 1,410,742    $ 1,520,580
                                                                                     ===========    ===========

                                              Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ..............................................................   $     7,565    $     7,565
   Deposits, deferred revenue and other ..........................................        11,387         11,387
                                                                                     -----------    -----------
         Total current liabilities ...............................................        18,952         18,952
                                                                                     -----------    -----------

Stockholders' equity
   Common stock, no par value; authorized 10,000,000 shares;
    3,072,836 shares issued and outstanding ......................................     6,632,998      6,632,998
   Accumulated deficit ...........................................................    (5,272,346)    (5,176,228)
   Unrealized holding loss on investments available for sale .....................        31,138         44,858
                                                                                     -----------    -----------
         Total stockholders' equity ..............................................     1,391,790      1,501,628
                                                                                     -----------    -----------

Total liabilities and stockholders' equity .......................................   $ 1,410,742    $ 1,520,580
                                                                                     ===========    ===========

       See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                                        For the Three Months Ended    For the Six Months Ended
                                                               September 30,               September 30,
                                                        --------------------------    --------------------------
                                                           2004           2003           2004           2003
                                                        -----------    -----------    -----------    -----------
Revenue
   Oil and gas ......................................   $    12,684    $    14,727    $    18,819    $    34,653
                                                        -----------    -----------    -----------    -----------
         Total revenue ..............................        12,684         14,727         18,819         34,653
                                                        -----------    -----------    -----------    -----------

Expenses
   Depreciation .....................................         2,407          3,059          3,881          4,985
   General and administrative expense ...............        76,140         56,705        122,190        107,236
                                                        -----------    -----------    -----------    -----------
         Total expense ..............................        78,547         59,764        126,071        112,221
                                                        -----------    -----------    -----------    -----------

Loss from operations ................................       (65,863)       (45,037)      (107,252)       (77,568)
                                                        -----------    -----------    -----------    -----------

Other income (expense)
   Interest and dividend income .....................         1,935          1,667         15,012         12,129
   Realized loss on sale of investments
     available-for-sale .............................          --             --           (6,230)          --
   Realized gain on sale of real estate held for sale         2,352           --            2,352           --
   Miscellaneous income .............................          --             --             --            4,531
                                                        -----------    -----------    -----------    -----------
         Total other income .........................         4,287          1,667         11,134         16,660
                                                        -----------    -----------    -----------    -----------

Net loss before other comprehensive income (loss) ...       (61,576)       (43,370)       (96,118)       (60,908)
                                                        -----------    -----------    -----------    -----------

Other comprehensive income (loss)
   Unrealized gain (loss) on investments
     available-for-sale .............................        10,426         (9,040)       (13,720)        10,784
                                                        -----------    -----------    -----------    -----------

Comprehensive loss ..................................   $   (51,150)   $   (52,410)   $  (109,838)   $   (50,124)
                                                        ===========    ===========    ===========    ===========

Basic and diluted weighted average common shares
   outstanding ......................................     3,072,836      3,072,836      3,072,836      3,072,836
                                                        ===========    ===========    ===========    ===========

Basic and diluted loss per common share .............   $    (0.017)   $    (0.017)   $    (0.036)   $    (0.016)
                                                        ===========    ===========    ===========    ===========

       See notes to unaudited condensed consolidated financial statements.

                                              EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                                       Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                              For the Six Months Ended
                                                                                                    September 30,
                                                                                      ----------------------------------------
                                                                                            2004                    2003
                                                                                      ----------------        ----------------
Cash flows from operating activities
   Net loss                                                                           $        (96,118)       $        (60,908)
                                                                                      ----------------        ----------------
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                                3,881                   4,985
     Loss on disposal of investments available-for-sale                                          6,230                      -
     Gain on disposal of real estate held for sale                                              (2,352)                     -
     Gain on trade-in of vehicle                                                                    -                   (4,531)
     Change in assets and liabilities:
       Decrease in accounts receivable                                                          (1,112)                  4,895
                                                                                      ----------------        ----------------
                                                                                                 6,647                   5,349
                                                                                      ----------------        ----------------
         Net cash flows used in operating activities                                           (89,471)                (55,559)
                                                                                      ----------------        ----------------

Cash flows from investing activities
   (Purchase) redemption of certificates of deposit                                            200,000                (375,000)
   Purchase of office furniture, equipment and other                                            (3,685)                (22,342)
   Proceeds from the sale of assets                                                                 -                    6,500
   Purchase of investment available-for-sale                                                   (50,000)                     -
   Proceeds from the sale for investments available-for-sale                                   143,771                      -
   Proceeds from real estate held for sale                                                     300,877                   2,750
                                                                                      ----------------        ----------------

         Net cash flows provided by (used in) investing activities                             590,963                (388,092)
                                                                                      ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                                           501,492                (443,651)

Cash and cash equivalents, beginning of year                                                   264,257                 720,331
                                                                                      ----------------        ----------------

Cash and cash equivalents, end of quarter                                             $        765,749        $        276,680
                                                                                      ================        ================

Supplemental disclosure of cash flow information:

         The change in  unrealized  gain (loss) on  investments  available-for-sale  for the six months  ended  September  30, 2004 and
         September 30, 2003 was $(13,720) and $10,784, respectively.

See notes to unaudited condensed consolidated financial statements.

         Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management
---------------------

1. The financial information  furnished reflects all adjustments,  which are, in the opinion of management, necessary for a fair presentation of the consolidated financial  position  at  September  30,  2004,  and March 31,  2004,  and of the
condensed  consolidated  statements  of operations  and  condensed  consolidated statements of cash flows for the three and six months ended  September 30, 2004, and 2003. The results of operations and statements of cash flows for the periods presented are not necessarily  indicative of those to be expected for the entire year.

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

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operation
-----------------------------------------------------------------------------------------------

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The  Company's  cash at September  30, 2004 was $765,749 as compared to cash for the year ended  March 31,  2004 of  $264,257.  This  increase  of  $501,492  was attributed to the redemption of $200,000 in certificates of deposit and proceeds from  the  sale of the  Company's  interest  in a  commercial  lot in  Thornton,
Colorado,   for  approximately   $300,000.  At  September  30,  2004  marketable
securities were $344,685  compared to March 31, 2004 marketable  securities were
$458,406.  The  Company's  investment  in Verizon  Trust  Certificates  was also redeemed in the period ended September 30, 2004.

Stockholder's  equity  decreased from $1,501,628 at March 31, 2004 to $1,391,790 at September 30, 2004 or $109,838.  The Company  incurred an unrealized  loss on investments  available-for-sale  for the  period  ended  September  30,  2004 of
$13,720 and a net loss before other comprehensive income of $96,118.

As reported in its Annual  Report of Form 10-KSB for the fiscal year ended March
31,  2004,  Eagle  Development  Company,  a  wholly  owned  subsidiary  of Eagle
Exploration  Company ("the  Company") owns a 25% membership  interest in, and is co-manager of, Buffalo  Highlands,  LLC, a Colorado  limited  liability  company formed on August 20, 2001,  ("the LLC"). The LLC owns an option ("First Option")
to  purchase  approximately  420  acres of  undeveloped  land in  Adams  County,
Colorado, immediately north of Denver, Colorado.

The First Option  provided for a $25,000  earnest money payment and five $200,00 option payments from the LLC to the landowners.  The first of these payments was made in August of 2001,  the second  payment  was made on August 20,  2002,  the third  payment was made on January 15,  2003,  the fourth  payment was made by a homebuilder  through the escrow  described  below on January 15,  2004,  and the remaining  payment is due  December 31,  2004.  The First  Option  period can be extended  thereafter under certain  conditions  through December 31, 2008 by the payment  each six months of $100,000  plus  interest.  All option  payments  are non-refundable.  The earnest money and all option payments may be applied toward the $5,000,000 purchase price of the land if the First Option is exercised.

In accordance with its plan, the LLC entered into an option  agreement  ("Second
Option")  with  an  unaffiliated   national   homebuilder.   The  Second  Option
essentially  assigned  the First  Option to the  homebuilder,  and  required the homebuilder,  to the  extent  it  continued,  to  escrow  with a  title  company semi-annual  payments in the amount of $234,000,  which amount was  subsequently amended to  $134,000  at the time the second  option  payment was due and may be applied  to its  purchase  price,  as  consideration  for  the  assignment.  The homebuilder  also agreed to pay the  remaining  option  payment  under the First
Option and pay all entitlement, zoning and development costs.

On September 3, 2004,  the  homebuilder  notified the LLC that it had elected to terminate  the  Second  Option and all other  agreements  between  the  parties, including  an  agreement  with the  project  consultants  whose work to date was assigned to the LLC.  This work  completed  the  engineering  and planning  with respect  to the  property  necessary  to submit the PUD zone  document  for city approval.  The LLC understands  the city staff has recommended  approval of this document for a planning commission hearing scheduled for September 8, 2004 and a city council hearing scheduled for November 1, 2004.

The homebuilder also agreed to release $168,000,  which was being held in escrow to the LLC. The LLC intends to proceed with the scheduled hearings,  and subject to zoning  approval,  pay the $200,000  option payment due in December 2004, and begin negotiations with other homebuilders who have expressed an interest in the property.

There can be no assurance  that the LLC will be  successful  in obtaining all of the many local,  county and state  approvals,  permits and licenses  required to commence  development  of the land subject to the option.  In addition,  the LLC faces risks outside its control,  including,  city approval of final plat, title defects,  inability to obtain adequate water and sanitation facilities,  general economic  conditions,  changes in interest  rates and  infrastructure  problems.
Finally,  there  can be no  assurance  that the LLC can find  other  parties  to develop the property within the time periods remaining under the First Option.

Results of Operations
---------------------

For the Six Months Ended  September  30, 2004,  Compared to the Six Months Ended
September 30, 2003.

For the six months ended  September 30, 2004,  the  Company's  total oil and gas revenue was $18,819 as  compared to $34,653 for the six months  ended  September
30,  2003.  This  decrease  is  primarily  due to a shut in well.  Other  income including  interest  and  dividend  income  was  $11,134  for the  period  ended
September 30, 2004 and $16,660 for the period ended September 30, 2003.

Total  expense  for the six months  ended  September  30,  2004 was  $126,071 as compared to $112,221 for the six months ended  September 30, 2003. This increase in expense was due to workover costs for a well.  Unrealized loss on investments available-for-sale  for the period ended  September 30, 2004 was $13,720 and for the period  ended  September  30,  2003 the Company  had an  unrealized  gain on investments available-for-sale of $10,784. This resulted in a comprehensive loss of  $109,838  and  $50,124  for the period  ended  September  30, 2004 and 2003, respectively.

Item 3:  Controls and Procedures
--------------------------------

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

In  connection  with the audit of the year ended March 31,  2004,  there were no
"Reportable  Events" within the meaning of Item  304(a)(1)(v) of Regulation S-K.
However,  there is a lack of  segregation  of duties that is  considered to be a weakness in the  Registrant's  internal  controls  relating  to the  adequacy of staffing and size of the accounting and finance department.

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits
-----------------------------------------

(a)      Exhibits

Exhibit 31.1  Certification of President and Chief Financial Officer Pursuant to
18 USC Section  1350, as adopted  pursuant to section 302 of the  Sarbanes-Oxley
Act of 2002

Exhibit  31.2  Certification  of  Secretary  and Vice  President  of  Operations
Pursuant  to 18 USC  Section  1350,  as adopted  pursuant  to section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit 32.1  Certification of President and Chief Financial Officer Pursuant to
18 USC Section  1350, as adopted  pursuant to section 906 of the  Sarbanes-Oxley
Act of 2002

Exhibit  32.2  Certification  of  Secretary  and Vice  President  of  Operations
Pursuant  to 18 USC  Section  1350,  as adopted  pursuant  to section 906 of the
Sarbanes-Oxley Act of 2002

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
                                      (Registrant)

                                      By: /s/ Raymond N. Joeckel
                                          ----------------------
                                          Raymond N. Joeckel
                                          President and Chief Financial Officer

                                      By: /s/ Paul M. Joeckel
                                          -------------------
                                          Secretary and Vice President Operations

Date:    November 15, 2004