Form 10QSB
period 2004-12-31
EAGLE EXPLORATION CO
filed 2005-02-14
CIK 30906

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2004

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

     Indicate  by check  mark  whether  the  registrant  (1) filed  all  reports required to be filed by Section 13 or 15(d) of the  Exchange  Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes X No ___. ----

     Indicate the number of shares  outstanding of each of the issuer's  classes of common equity, as of the latest practicable date:

                  Class                             Number of Shares
                  -----                             ----------------
              Common stock                              3,072 836

    Transitional Small Business Disclosure format: (Check one) Yes ___ No X ___

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1            Condensed Consolidated Balance Sheets -
------
                   March 31, 2004, and December 31, 2004 (Unaudited)

                  Unaudited Condensed Consolidated Statements of Operations -
                   Three and Nine Months Ended December 31, 2004 and 2003

                  Unaudited Condensed Consolidated Statements of Cash Flows -
                   Nine Months Ended December 31, 2004 and 2003

                  Notes to Unaudited Condensed Consolidated Financial Statements

Item 2            Management's Discussion and Analysis of
------
                   Financial Condition and Results of Operations

Item 3            Controls and Procedures
------

PART II           OTHER INFORMATION
-------           -----------------

Item 6            Exhibits and Reports on Form 8-K
------

SIGNATURES
----------

PART I   FINANCIAL INFORMATION
------

Item 1
------

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                                      December 31,    March 31,
                                                                                         2004           2004
                                                                                     -----------    -----------
                                                                                      (Unaudited)
                                     Assets
Current assets
   Cash and cash equivalents .....................................................   $   711,011    $   264,257
   Marketable securities .........................................................       352,977        458,406
   Certificates of deposit .......................................................          --          200,000
   Accounts receivable ...........................................................         5,800          4,891
                                                                                     -----------    -----------
       Total current assets ......................................................     1,069,788        927,554

Office furniture, equipment and other, net of accumulated depreciation of
  $201,696 and $195,408 at December 31, 2004 and March 31, 2004, respectively ....        54,332         56,925
Real estate held for sale ........................................................          --          298,525
Investment in option to purchase real estate .....................................       231,489        212,739
Other assets .....................................................................        24,837         24,837
                                                                                     -----------    -----------

Total assets .....................................................................   $ 1,380,436    $ 1,520,580
                                                                                     ===========    ===========

                      Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ..............................................................   $     7,565    $     7,565
   Deposits, deferred revenue and other ..........................................        12,421         11,387
                                                                                     -----------    -----------
         Total current liabilities ...............................................        19,986         18,952
                                                                                     -----------    -----------

Stockholders' equity
   Common stock, no par value; authorized 10,000,000
    shares; 3,072,836 shares issued and outstanding ..............................     6,632,998      6,632,998
   Accumulated deficit ...........................................................    (5,312,897)    (5,176,228)
   Unrealized holding gain on investments available for sale .....................        40,349         44,858
                                                                                     -----------    -----------
                                                                                       1,360,450      1,501,628
                                                                                     -----------    -----------

Total liabilities and stockholders' equity .......................................   $ 1,380,436    $ 1,520,580
                                                                                     ===========    ===========

       See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                                    For the Three                 For the Nine
                                                    Months Ended                  Months Ended
                                                    December 31,                  December 31,
                                             --------------------------    --------------------------
                                                 2004           2003           2004          2003
                                             -----------    -----------    -----------    -----------
Revenue
   Oil and gas ...........................   $     9,446    $    30,587    $    28,265    $    45,314
                                             -----------    -----------    -----------    -----------
     Total revenue .......................         9,446         30,587         28,265         45,314
                                             -----------    -----------    -----------    -----------

Expenses
   Depreciation ..........................         2,407          3,921          6,288          8,906
   General and administrative ............        58,542         62,484        180,732        169,720
                                             -----------    -----------    -----------    -----------
     Total expense .......................        60,949         66,405        187,020        178,626
                                             -----------    -----------    -----------    -----------

Loss from operations .....................       (51,503)       (35,818)      (158,755)      (133,312)
                                             -----------    -----------    -----------    -----------

Other income
   Interest and dividend income ..........        10,952         11,617         25,964         23,746
   Realized loss on sale of investments
     available-for-sale ..................          --             --           (6,230)          --
   Realized gain on sale of real estate
     held for sale .......................          --             --            2,352           --
   Miscellaneous income ..................          --              251           --            4,782
                                             -----------    -----------    -----------    -----------
      Total other income .................        10,952         11,868         22,086         28,528
                                             -----------    -----------    -----------    -----------

Net loss before other comprehensive income
  (loss) .................................       (40,551)       (23,950)      (136,669)      (104,784)

Other comprehensive income (loss)
   Unrealized gain (loss) on investments
     available-for-sale ..................         9,211         24,573         (4,509)        35,357
                                             -----------    -----------    -----------    -----------

Comprehensive income (loss) ..............       (31,340)           623       (141,178)       (69,427)
                                             ===========    ===========    ===========    ===========

Basic and diluted weighted average common
 shares outstanding ......................     3,072,836      3,072,836      3,072,836      3,072,836
                                             ===========    ===========    ===========    ===========

Basic and diluted loss per common share ..   $      (.01)   $      (.01)   $      (.05)   $      (.02)
                                             ===========    ===========    ===========    ===========

       See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                               For the Nine Months Ended
                                                                                     December 31,
                                                                                 ----------------------
                                                                                   2004          2003
                                                                                 ---------    ---------
Cash flows from operating activities
   Net loss ..................................................................   $(136,669)   $(104,784)
                                                                                 ---------    ---------
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ............................................................       6,288        8,906
      Loss on disposal of investments available-for-sale .....................       6,230         --
      Gain on disposal of real estate held for sale ..........................      (2,352)        --
      Gain on trade-in of vehicle ............................................        --         (4,531)
     Change in assets and liabilities:
       Accounts receivable ...................................................        (909)       7,155
       Deposits, deferred revenue and other ..................................       1,034        1,639
                                                                                 ---------    ---------
                                                                                    10,291       13,169
                                                                                 ---------    ---------
         Net cash flows used in operating activities .........................    (126,378)     (91,615)
                                                                                 ---------    ---------

Cash flows from investing activities
   Redemption (purchase) of certificates of deposit, net .....................     200,000     (300,000)
   Purchase of office furniture and equipment ................................      (3,685)     (22,342)
   Purchase of investment in option to purchase real estate ..................     (18,750)     (10,000)
   Purchase of investments available-for-sale ................................     (50,000)        --
   Proceeds from the sale of investments available-for-sale ..................     144,690         --
   Proceeds from the sale of assets ..........................................        --          6,500
   Proceeds from real estate held for sale ...................................     300,877        2,750
                                                                                 ---------    ---------
         Net cash flows used in (provided by) investing activities ...........     573,132     (323,092)
                                                                                 ---------    ---------

Net increase (decrease) in cash and cash equivalents .........................     446,754     (414,707)

Cash and cash equivalents, beginning of year .................................     264,257      720,331
                                                                                 ---------    ---------

Cash and cash equivalents, end of quarter ....................................   $ 711,011    $ 305,624
                                                                                 =========    =========

Supplemental disclosure of cash flow information:

     The change in unrealized loss (gain) on investments  available-for-sale for the nine months ended  December 31, 2004 and December 31, 2003 was ($4,509)
     and $35,357, respectively.

       See notes to unaudited condensed consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1.   The financial information furnished reflects all adjustments, which are, in the  opinion  of  management,  necessary  for a  fair  presentation  of the financial  position  at  December  31,  2004 and March 31,  2004 and of the
     unaudited condensed consolidated statements of operations for the three and nine months ended  December 31, 2004 and 2003 and the  unaudited  condensed consolidated  statements  of cash flows for the nine months ended  December
     31, 2004 and 2003.  The results of operations  and statements of cash flows for the periods  presented  are not  necessarily  indicative of those to be expected for the entire year.

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

Financial Condition, Liquidity and Capital Resources

The  Company's  cash and cash  equivalents  at December 31, 2004 was $711,011 as compared to cash for the year ended March 31, 2004 of $264,257. This increase of
$446,754 was attributed to the redemption of $200,000 in certificates of deposit and  proceed  from the sale of the  Company's  interest in a  commercial  lot in
Thornton, Colorado, for approximately $300,000. At December 31, 2004, marketable securities were $352,977 compared to marketable  securities of $458,406 at March
31,  2004.   This  decrease  is  due  Company's   investment  in  Verizon  Trust
Certificates being called.

Stockholders'  equity  decreased from $1,501,628 at March 31, 2004 to $1,360,450 at December 31, 2004 or $141,178.  The Company  incurred an  unrealized  loss on investments available-for-sale of $4,509 and a net loss of $136,669 for the nine months ended December 31, 2004.

As reported in its Annual  Report of Form 10-KSB for the fiscal year ended March
31,  2004,  Eagle  Development  Company,  a  wholly  owned  subsidiary  of Eagle
Exploration  Company ("the  Company") owns a 25% membership  interest in, and is co-manager  of Buffalo  Highlands,  LLC, a Colorado  limited  liability  company formed on August 20, 2001,  ("the LLC"). The LLC owns an option ("First Option")
to  purchase  approximately  420  acres of  undeveloped  land in  Adams  County,
Colorado, immediately north of Denver, Colorado.

The First Option  provided for a $25,000 earnest money payment and five $200,000 option payments from the LLC to the landowners.  The first of these payments was made in August,  2001, the second payment was made on August 20, 2002, the third payment  was  made on  January  15,  2003,  the  fourth  payment  was  made by a homebuilder  through the escrow  described  below on January 15,  2004,  and the fifth  payment  was made in  December,  2004.  The First  Option  period  can be extended  thereafter under certain  conditions through December 31, 2008, by the payment  each six month of  $100,000  plus  interest.  All option  payments  are non-refundable.  The earnest money and all option payments may be applied toward the $5,000,000 purchase price of the land if the First Option is exercised.

In accordance with its plan, the LLC entered into an option  agreement  ("Second
Option")  with  an  unaffiliated   national   homebuilder.   The  Second  Option
essentially  assigned  the First  Option to the  homebuilder,  and  required the homebuilder,  to the  extent  it  continued,  to  escrow  with a  title  company semi-annual  payments in the amount of $235,000,  which amount was  subsequently amended to  $134,000  at the time the second  option  payment was due and may be applied  to its  purchase  price,  as  consideration  for  the  assignment.  The homebuilder  also agreed to pay the  remaining  option  payment  under the First
Option and pay all entitlement, zoning and development costs.

On September 3, 2004,  the  homebuilder  notified the LLC that it had elected to terminate  the  Second  Option and all other  agreements  between  the  parties, including  an  agreement  with the  project  consultants  whose work to date was assigned to the LLC.  This work  completed  the  engineering  and planning  with respect  to the  property  necessary  to submit the PUD zone  document  for city approval.  The LLC understands  the city staff has recommended  approval of this document for a planning  commission hearing scheduled for September 8, 2004, and a city council hearing scheduled for November 1, 2004.

The homebuilder also agreed to release $168,000,  which was being held in escrow to the LLC. The LLC intends to begin  negotiations  with other  homebuilders who have expressed an interest in the property.

There can be no assurance  that the LLC will be  successful  in obtaining all of the many local,  county and state  approvals,  permits and licenses  required to commence  development  of the land  subject to the option.  In addition  the LLC faces risks outside its control,  including,  city approval of final plat, title defects,  inability to obtain adequate water and sanitation facilities,  general economic  conditions  changes in  interest  rates and  infrastructure  problems.
Finally,  there  can be no  assurance  that the LLC can find  other  parties  to develop the property within the time periods remaining under the First Option.

Results of Operations

For the Nine Months Ended  December 31, 2004,  Compared to the Nine Months Ended
December 31, 2003.

For the nine months ended  December 31, 2004,  the  Company's  total oil and gas revenue was $28,265 as  compared to $45,314 for the nine months  ended  December
31, 2003. Other income,  including interest and dividend income, was $22,086 for the nine months  ended  December  31, 2004 and $28,528 for the nine months ended
December 31, 2003.

Total  expense for the nine months  ended  December  31,  2004,  was $187,020 as compared to $178,626  for the nine months ended  December  31, 2003.  Unrealized loss on  investments  available-for-sale  for the nine months ended December 31,
2004 was $4,509 compared to an unrealized gain on investments available-for-sale of $35,357 for the nine months  ended  December  31,  2003.  This  resulted in a comprehensive  loss of $141,178  and $69,427 for the period  ended  December 31,
2004, and 2003, respectively.

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

PART II
-------

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

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

Date:    February 11, 2005