Form 10KSB
period 2005-03-31
EAGLE EXPLORATION CO
filed 2005-06-29
CIK 30906

                          U. S. Securities and Exchange Commission
                                   Washington, D.C. 20549

                                        FORM 10-KSB

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

     For the fiscal year ended March 31, 2005

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

               1801 Broadway, Suite 1010, Denver, Colorado, 80202
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

     Issuer's revenues for the fiscal year ended March 31, 2005, were $39,128.

     At June 29,  2005,  3,072,836  shares of common  stock,  no par value,  the registrant's only class of voting stock were  outstanding.  The aggregate market value of the 1,186,256 common shares of the registrant held by nonaffiliates was approximately  $462,640 at June 29, 2005,  based on the mean between the bid and asked  prices  on the OTC  Bulletin  Board.  See  Item 5 herein  for  additional information in this regard.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                  PART I

Item 1.  Description of Business

Nature of Business and Management's Plan

     Eagle Exploration Company's history of operations includes the purchase and development of residential  and commercial  real estate.  See Item 6 below for a description  of the  Company's  current  project.  In 1992 the Company began the change of its focus from oil and gas exploration to real estate  development and in  connection  with  this  change  subsequently  sold  most  of its oil and gas interests  and  investments.  However,  the  Company  continues  to  hold  minor interests in oil and gas properties and indirect  interests by acquiring  equity in other  oil and gas  companies.  The  Company  is also  investigating  various potential acquisitions and other business opportunities.

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

Employees

     As of June 29, 2005, the Company had two full-time  employees.  The Company has and may retain independent consultants from time to time on a limited basis.

Item 2.  Properties

     The  Company's  assets  consist  of cash and cash  equivalents,  marketable securities,  accounts receivable,  property and equipment,  equity investment in
LLC. and minor interests in oil and gas properties  including one lease operated by the Company.  See the  Consolidated  Financial  Statements  and Notes related thereto in Item 7 below.

Item 3.  Legal Proceedings

     No litigation is pending or threatened by or against the Company

Item 4.  Submissions of Matters to a Vote of Security Holders

     No matter was submitted  during the fourth quarter of fiscal 2005 to a vote of the Company's security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

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

                                       High Bid          Low Bid
                                       ========          =======
      2003
      ----
      1st quarter                      $.24              $.06
      2nd quarter                      $.35              $.15
      3rd quarter                      $.35              $.15
      4th quarter                      $.35              $.17

      2004
      ----
      1st quarter                      $.51              $.26
      2nd quarter                      $.40              $.20
      3rd quarter                      $.75              $.25
      4th quarter                      $.40              $.20

      2005
      ----
      1st quarter                      $.35              $.25
      2nd quarter (through June 24)    $.30              $.22

     As of June 29, 2005,  the Company had  approximately  484  shareholders  of record of its common stock.

     The  Company  did not sell any of its equity  securities  during the fiscal year ended March 31, 2005, nor did it repurchase any such securities during that period.

     Holders of common stock are  entitled to receive  such  dividends as may be declared by the Company's Board of Directors.  The Company has paid no dividends on its common stock, nor does the Company anticipate that such dividends will be paid in the foreseeable future.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
of Operations

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto in Item 7 below particularly with respect to our critical  accounting  policies and certain recent accounting pronouncements.

     The  Company's  cash and cash  equivalents  at March 31, 2005 were $938,301 compared to  $264,257  for the prior year ended March 31,  2004.  The  Company's marketable  securities for the year ended March 31, 2005 were $110,348.  For the previous year ended March 31, 2004,  the  marketable  securities  were $458,406.
This  increase in cash and cash  equivalents  was due to the  redemption of some marketable  securities  including  $200,000 in certificates of deposit,  and the sale of the Company's interest in a one-acre, commercial lot.

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

     The First Option  provided  for a $25,000  earnest  money  payment and five
$200,000  option  payments  from the LLC to the  landowners.  The first of these payments was paid in August of 2001,  the second  payment was made on August 20,
2002,  the third  payment was made on January 15, 2003,  the fourth  payment was made by a homebuilder  through the escrow  described  below on January 15, 2004, and the fifth  payment  was made in  December  2004.  All  option  payments  are non-refundable. The First Option period can be extended thereafter under certain conditions  through  December 31, 2008,  by payments each six months of $100,000 plus interest.  The earnest money and all option  payments may be applied toward the $5,000,000 purchase price of the land if the First Option is exercised.

     In  accordance  with its plan,  the LLC  entered  into an option  agreement
("Second Option") with an unaffiliated national  homebuilder.  The Second Option essentially  assigned  the First  Option to the  homebuilder,  and  required the homebuilder,  to the  extent  it  continued,  to  escrow  with a  title  company semi-annual  payments in the amount of $235,000,  which amount was  subsequently amended to  $134,000  at the time the second  option  payment was due and may be applied  to its  purchase  price,  as  consideration  for  the  assignment.  The homebuilder  also agreed to pay the  remaining  option  payment in December 2004 under the First Option and pay all entitlement, zoning and development costs.

     On September 3, 2004, the homebuilder  notified the LLC that it had elected to terminate  the Second  Option and all other  agreements  between the parties, including  an  agreement  with the  project  consultants  whose work to date was assigned to the LLC.  This work  completed  the  engineering  and planning  with respect  to the  property  necessary  to submit the PUD zone  document  for city approval, which was approved on December 20, 2004.

     The homebuilder  also agreed to release  $168,000,  which was being held in escrow  to the LLC.  The LLC  proceeded  with  the  scheduled  hearings,  and in
December,  2004, the City Council unanimously approved the PUD zone document for the  property.  The  zoning for the  property  allows  for  approximately  1,000 residential units. The current lot layout plan for the property provides for 567 single-family  detached lots and 255 single family attached lots.  Based on this plan  approval,  discussions  are  underway  with  builders  in the area with an inventory  of lots  expected to be depleted on or about the time lots on the LLC property  would be  available  for  construction.  The LLC plans to enter into a contract with a builder during the option period so as to enable the closing for the first phase concurrently with the LLC's closing with the seller.

     There can be no assurance  that the LLC will be successful in obtaining all of the many local, county and state approvals,  permits and licenses required to commence  development of the land subject to the options.  In addition,  the LLC faces risks outside its control,  including  city approval of final plat,  title defects,  inability to obtain adequate water and sanitation facilities,  general economic  conditions,  changes in interest  rates and  infrastructure  problems.
Finally,  there  can be no  assurance  that the LLC can find  other  parties  to develop the property within the time periods remaining under the First Option.

     Stockholders'  equity  decreased  from  $1,501,628  at March 31,  2004,  to
$1,345,106 at March 31, 2005 or $156,522.  The Company incurred unrealized gains on investments available-for-sale as of March 31, 2005 of $47,720 as compared to unrealized  gains on investments  available-for-sale  of $44,858 as of March 31,
2004.

Results of Operations

Fiscal 2005 Compared with Fiscal 2004

     Oil and gas  royalties  for the year ended March 31, 2005,  were $39,128 as compared to $57,927 for the year ended March 31,  2004.  Interest  and  dividend income for the year ended  March 31,  2005 was  $35,742,  and for the year ended
March 31, 2004 interest and dividend income was $26,451. The decrease in oil and gas  royalties for fiscal 2005 was a result of the decline rate of the Company's oil and gas reserves  and the  abandonment  of a gas well in Kansas.  During the fiscal year 2005, the Company  participated with a small mineral interest in oil and gas well  drilled in North  Dakota.  Although  the well was  completed  as a producer,  because of the size of the Company's interest, the additional revenue from this well will have little impact in the Company's oil and gas revenue. The increase in interest  and dividend  income is  primarily  due to the increase of cash and cash equivalents.

     Total expenses for the year ended March 31, 2005 were $238,220 and $232,383
for  the  year  ended   March  31,   2004.   Unrealized   gain  on   investments
available-for-sale  for the year ended March 31, 2005, was $2,862 compared to an unrealized gain on investments available-for-sale for the period ended March 31,
2004,  was  $40,938.  This  resulted in a  comprehensive  loss of  $156,522  and
$106,817 for the year ended March 31, 2005, and 2004, respectively.

Financial Condition, Liquidity and Capital Resources

     The Company  believes its working  capital  position will enable it to meet its cash operating requirements during the next 12 months.

Recently Issued Accounting Pronouncements

     In December 2003, the Financial  Accounting Standards Board ("FASB") issued
FAS No. 132 (Revised) ("FAS 132-R"),  Employer's  Disclosure  about Pensions and
Other Post Retirement Benefits. FAS 132-R retains disclosure requirements of the original  FAS  132 and  requires  additional  disclosures  relating  to  assets, obligations,  cash flows,  and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are  effective  for fiscal  years ending  after June 15,  2004.  Interim  period disclosures are effective for interim periods beginning after December 15, 2003.
The adoption of the  disclosure  provisions of FAS 132-R did not have a material effect on the financial  Statements.  In December  2004, the FASB issued revised
SFAS No. 123 (revised  2004),  "Share-Based  Payment"  ("SFAS No. 123R"),  which replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires all  share-based payments  to  employees,  including  grants of  employee  stock  options,  to be recognized  in the financial  statements  based on their  estimated  fair values beginning  with the first  annual  period that begins  after  December 15, 2005, although  early  adoption is encouraged.  The pro forma  disclosures  previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  The Company is currently  required to adopt SFAS 123R for the year ending March 31, 2007. The Company is currently  evaluating the  requirements of
SFAS 123R and does not know at this time  whether  or not the  adoption  of SFAS
123R will have a material impact on the Company's results of operations.

Item 7.  Financial Statements

                                Table of Contents

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

      Consolidated Balance Sheet

      Consolidated Statements of Operations and Comprehensive Loss

      Consolidated Statement of Changes in Stockholders' Equity

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Eagle Exploration Company and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Eagle Exploration
Company and  Subsidiaries  as of March 31,  2005,  and the related  consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended March 31, 2005 and 2004.  These  consolidated financial  statements are the  responsibility of the Company's  management.  Our responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audit  to  obtain  reasonable  assurance  about  whether  the consolidated financial statements are free of material misstatement. The Company is not  required  to  have,  nor were we  engaged  to  perform,  an audit of its internal control over financial reporting.  Our audit included  consideration of internal  control  over  financial  reporting  as a basis  for  designing  audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the  effectiveness  of the Company's  internal  control over financial reporting. An audit includes examining, on a test basis, evidence supporting  the amounts and  disclosures in the financial  statements.  An audit also includes assessing the accounting principles used and significant estimates made by  management,  as well as  evaluating  the  overall  financial  statement presentation.  We believe  that our audits  provide a  reasonable  basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial  position of Eagle Exploration
Company  and  Subsidiaries  as of  March  31,  2005,  and the  results  of their operations  and their cash flows for the years  ended March 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

May 31, 2005
Denver, Colorado

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                 March 31, 2005

                                     Assets

Current assets
  Cash and cash equivalents                                        $     938,301
  Marketable securities                                                  110,348
  Accounts receivable                                                      5,914
                                                                   -------------
      Total current assets                                             1,054,563
                                                                   -------------

Non-current assets
  Office furniture, equipment and other, net of
   accumulated depreciation of $205,036                                   50,982
  Equity investment in LLC                                               231,489
  Other assets                                                            24,837
                                                                   -------------
      Total non-current assets                                           307,308
                                                                   -------------

Total assets                                                       $   1,361,871
                                                                   =============

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                 $       5,380
  Accrued expenses                                                        11,385
                                                                   -------------
      Total liabilities                                                   16,765
                                                                   -------------

Commitments

Stockholders' equity
  Common stock, no par value; authorized 10,000,000
   shares; 3,072,836 shares issued and outstanding                     6,632,998
  Accumulated deficit                                                 (5,335,612)
  Unrealized gain on investments available-for-sale                       47,720
                                                                   -------------
      Total stockholders' equity                                       1,345,106
                                                                   -------------

Total liabilities and stockholders' equity                         $   1,361,871
                                                                   =============

                See notes to consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

          Consolidated Statements of Operations and Comprehensive Loss

                                                         For the Years Ended
                                                              March 31,
                                                       -------------------------
                                                          2005          2004
                                                       -----------   -----------

Revenues
  Oil and gas                                          $    39,128   $    57,927
                                                       -----------   -----------
      Total revenues                                        39,128        57,927
                                                       -----------   -----------

Expenses
  Depreciation                                               9,628         8,906
  General and administrative expenses                      228,592       222,668
  Other                                                          -           809
                                                       -----------   -----------
      Total expenses                                       238,220       232,383
                                                       -----------   -----------

Loss from operations                                      (199,092)     (174,456)
                                                       -----------   -----------

Other income (expense)
  Interest and dividend income                              35,742        26,451
   Realized gain on sale of real estate                      2,352             -
   Realized gain on sale of investments                      2,104             -
  Other                                                       (490)          250
                                                       ------------  -----------
      Total other income                                    39,708        26,701
                                                       -----------   -----------

Net loss before other comprehensive income                (159,384)     (147,755)
                                                       -----------   -----------

Other comprehensive income
  Unrealized gain on investments
   available-for-sale during the year                        2,862        40,938
                                                      ------------  ------------

Comprehensive loss                                    $   (156,522) $   (106,817)
                                                      ============  ============

Basic and diluted weighted average common
 shares outstanding                                      3,072,836     3,072,836
                                                      ============   ===========

Basic and diluted loss per common share               $      (0.05)  $     (0.03)
                                                      ============   ===========

                See notes to consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity
                   For the Years Ended March 31, 2005 and 2004

                                                                        Other
                                Common Stock                         Accumulated       Total
                             ----------------------   Accumulated   Comprehensive   Stockholders'
                              Shares       Amount       Deficit        Income          Equity
                             ---------   ----------   -----------   -------------   ------------

Balance - March 31, 2003     3,072,836   $6,632,998   $(5,028,473)  $       3,920   $  1,608,445

Net loss                             -            -      (147,755)              -       (147,755)

Unrealized gain on
 investments
 available-for-sale                  -            -             -          40,938         40,938
                             ---------   ----------   -----------   -------------   ------------

Balance - March 31, 2004     3,072,836    6,632,998    (5,176,228)         44,858      1,501,628

Net loss                             -            -      (159,384)              -       (159,384)

Unrealized gain on
 investments
 available-for-sale                  -            -             -           2,862          2,862
                             ---------   ----------   -----------   -------------   ------------

Balance - March 31, 2005     3,072,836   $6,632,998   $(5,335,612)  $      47,720   $  1,345,106
                             =========   ==========   ===========   =============   ============

                See notes to consolidated financial statements.

                   EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                             For the Years Ended
                                                                  March 31,
                                                           -------------------------
                                                              2005          2004
                                                           -----------   -----------

Cash flows from operating activities
  Net loss                                                 $  (159,384)  $  (147,755)
                                                           -----------   -----------
  Adjustments to reconcile net loss to net cash used in
   operating activities
   Realized gain on investments available for sale              (2,104)           -
   Depreciation                                                  9,628        16,374
   Loss on disposal of fixed assets                                 -         (1,781)
   Gain on disposal of real estate held for sale                (2,352)           -
   Change in assets and liabilities:
     Accounts receivable                                        (1,023)        8,266
     Accounts payable and accrued expenses                      (2,187)        3,715
                                                           -----------   -----------
                                                                 1,962        26,574
                                                           -----------   -----------
      Net cash used in operating activities                   (157,422)     (121,181)
                                                           -----------   -----------

Cash flows from investing activities
  Redemption (purchase) of certificates of deposit             200,000      (200,000)
  Purchases of office furniture and equipment                   (3,685)      (34,143)
  Proceeds from sale of office furniture and equipment              -          6,500
  Purchase of investments available-for-sale                   (50,000)     (100,000)
  Proceeds from the sale of investments
   available-for-sale                                          403,024            -
  Proceeds from real estate held for sale                      300,877            -
  Purchase of investment in option to purchase real
   estate                                                      (18,750)      (10,000)
                                                           -----------   -----------

      Net cash provided by (used in) investing
       activities                                              831,466      (334,893)
                                                           -----------   -----------

Net increase (decrease) in cash                                674,044      (456,074)

Cash - beginning of year                                       264,257       720,331
                                                           -----------   -----------

Cash - end of year                                         $   938,301   $   264,257
                                                           ===========   ===========

Supplemental disclosure of non-cash activity:

     The Company incurred unrealized gains on investments available-for-sale for
     the  years  ended   March  31,  2005  and  2004  of  $2,862  and   $40,938,
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Eagle
Exploration  Company  and  its  subsidiaries.   All  intercompany  accounts  and
transactions have been eliminated in  consolidation.  The following is a listing of the wholly owned  subsidiaries of Eagle Exploration  Company:  Colorado Eagle
Exploration Company,  Emsen Energy, Inc., Eagle Development Company and Overland
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

Fair Value of Financial Instruments

The  carrying  amounts  of  financial   instruments   including  cash  and  cash
equivalents,  receivables  and accounts  payable  approximated  fair value as of
March 31, 2005 because of the relatively short maturity of these instruments.

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

Income Taxes

The  Company  recognizes  deferred  tax  liabilities  and  assets  based  on the differences  between the tax basis of assets and  liabilities and their reported amounts in the  financial  statements  that will result in taxable or deductible amounts in future years. The Company's  temporary  differences  result primarily from  property  and  equipment,  oil and gas  property  and net  operating  loss carryforwards.

Revenue Recognition

The Company  recognizes  revenue from oil and gas  royalties  when received on a cash  basis.  The  Company  recognizes  revenues  related to some minor  working interests in oil and gas wells as the oil and gas is produced and sold.

The  Company  does  not  have  any  capitalized  costs  relating  to oil and gas
producing   activities  and  is  not  currently   engaged  in  any  acquisition,
exploration  or  development  activities  where  these  types of costs  would be incurred.  Additionally,  the Company has not  commissioned  a reserve study and does not anticipate  commissioning  such a study for the interests that it still holds due the minor nature of these holdings.

Comprehensive Income

Statement of Financial  Accounting  Standards No. 130, "Reporting  Comprehensive
Income,"  requires the disclosure of comprehensive  income to reflect changes in equity that result from transactions and economic events from non-owner sources.
Accumulated  other  comprehensive  income for the periods  presented  represents unrealized holding gains associated with investments  available-for-sale.  There was no tax expense or tax benefit associated with these items.

Basic and Diluted Earnings per Common Share

In accordance  with SFAS 128,  basic earnings per share are computed by dividing net income by the number of weighted  average common shares  outstanding  during the year.  Diluted  earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year,  including potential  common  shares,  which  consisted of stock  options.  The Company has incurred a loss for the years ended March 31, 2005 and 2004  thereby  making the
inclusion  of  stock   options   dilutive   earnings   per  share   computations
antidilutive.

Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting  Principles  Board ("APB")  Opinion No. 25,  Accounting  for Stock
Issued to Employees, and related interpretations.  As such, compensation expense is  recorded  on the  date of  grant  only if the  current  market  price of the underlying  stock  exceeded  the  exercise  price.  The  Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based  Compensation,
which  permits  entities to provide pro forma net earnings  (loss) and pro forma net earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied.

The Company uses the  Black-Scholes  model (Model),  for purposes of valuing its stock option  grants.  The Model was developed  for use in  estimating  the fair value  of  traded  options  that  have no  vesting  restrictions  and are  fully
transferable.   In  addition,   it  requires  the  input  of  highly  subjective
assumptions,  including the expected stock price  volatility,  expected dividend yields,  the risk  free  interest  rate,  and the  expected  life.  Because  the
Company's stock options have characteristics  significantly different from those of traded  options,  and because  changes in subjective  input  assumptions  can materially affect the fair value estimate,  in management's  opinion,  the value determined by the Model is not  necessarily  indicative of the ultimate value of the granted options.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting   Standards  No.  148  ("SFAS  148"),   "Accounting  for  Stock-Based
Compensation--Transition  and Disclosure." Accordingly,  no compensation cost is recognized  for the  issuances of stock  options to employees  when the exercise price approximates market.  Pursuant to the Accounting  Principles Board Opinion
No. 25 the Company would  recognize  compensation  expense on issuances of stock options to employees  when the exercise price is less than the fair value of the stock.

Had compensation cost for the Company's option plan been determined based on the fair value at the grant date for awards  consistent  with the provisions of SFAS
148,  the  Company's  net loss and basic loss per common  share  would have been changed to the pro forma amounts indicated below.

                                                           For the Years Ended
                                                                 March 31,
                                                         -------------------------
                                                             2005         2004
                                                         -----------   -----------

Net loss as reported                                     $  (159,384)  $  (147,755)
  Total stock-based compensation expenses determined
   under fair value accounting, net of tax effects.               -             -
                                                         -----------   -----------

Pro forma net loss under SFAS 123                        $  (159,384)  $  (147,755)
                                                         ===========   ===========
Net loss per common share
     As reported                                         $     (0.05)  $     (0.03)
                                                         ===========   ===========

     Pro forma                                           $     (0.05)  $     (0.03)
                                                         ===========   ===========

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

Recently Issued Accounting Pronouncements

In December 2003, the Financial  Accounting  Standards Board ("FASB") issued FAS
No. 132 (Revised) ("FAS 132-R"),  Employer's Disclosure about Pensions and Other
Post  Retirement  Benefits.  FAS 132-R retains  disclosure  requirements  of the original  FAS  132 and  requires  additional  disclosures  relating  to  assets, obligations,  cash flows,  and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are  effective  for fiscal  years ending  after June 15,  2004.  Interim  period disclosures are effective for interim periods beginning after December 15, 2003.
The adoption of the  disclosure  provisions of FAS 132-R did not have a material effect on the financial Statements.

In  December  2004,  the FASB  issued  revised  SFAS  No.  123  (revised  2004),
"Share-Based  Payment"  ("SFAS  No.  123R"),  which  replaces  SFAS No.  123 and supersedes  APB 25. SFAS 123R  requires all  share-based  payments to employees, including  grants of employee stock  options,  to be recognized in the financial statements  based on their estimated fair values beginning with the first annual period  that  begins  after  December  15,  2005,  although  early  adoption  is encouraged.  The pro forma  disclosures  previously  permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is currently  required to adopt SFAS 123R for the year ending March 31,  2007.  The
Company is currently  evaluating the requirements of SFAS 123R and does not know at this time  whether  or not the  adoption  of SFAS  123R will have a  material impact on the Company's results of operations.

Note 2 - Marketable Securities

Marketable securities at March 31, 2005 consist of the following:

                                                                     Unrealized
                                          Fair Value       Cost         Gain
                                         ------------   ----------   ----------

   Investments available-for-sale        $    110,348   $   62,628   $   47,720
                                         ============   ==========   ==========

Proceeds from the sale of equity securities were $403,024  resulting in realized gain of $2,104 during the year ended and March 31, 2005.

Note 3 - Real Estate Held for Sale

The Company owned a 55% interest in an one-acre,  undeveloped  commercial lot of real estate in  Thornton,  Colorado.  In  September  2004,  the Company sold the property  to a third  party.  Proceeds  from  the sale of the  property  totaled
$550,000,  net of applicable fees. The Company's portion of the sale generated a realized gain of $2,352.

Note 4 - Equity Investment in LLC

Eagle Development  Company is a 25% member and co-manager of a Limited Liability
Corporation,  which entered into an option agreement to purchase land. The First
Option  provided for a $25,000  earnest money  payment and five $200,000  option payments from the LLC to the landowners. The first of these payments was paid in
August of 2001,  the  second  payment  was made on August  20,  2002,  the third payment  was  made on  January  15,  2003,  the  fourth  payment  was  made by a homebuilder  through the escrow  described  below on January 15,  2004,  and the fifth payment was made in December 2004. All option payments are non-refundable.
The First Option  period can be extended  thereafter  under  certain  conditions through  December  31,  2008,  by  payments  each six  months of  $100,000  plus interest.  The earnest money and all option  payments may be applied  toward the
$5,000,000 purchase price of the land if the First Option is exercised.

This  investment is accounted for using the equity method of  accounting.  As of
March 31, 2005, the LLC has capitalized all of its  expenditures  related to the real estate transaction.  Thus, there has been no income or expense reflected on the Company's financial  statements related to its investment in the LLC. During the year ended March 31, 2005, the Company  contributed an additional $18,750 to the LLC, bringing its total investment in the LLC to $231,489.

Note 5 - Income Taxes

The Company did not  provide a current or deferred  federal or state  income tax provision or benefit for any of the periods presented because it has experienced recurring  operating losses. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of the net operating loss and an
Investment  Tax  Credit  carryforward,  because  of  uncertainty  regarding  its realizability.

Reconciliations  between the statutory federal income tax expense (benefit) rate as a percentage of net loss before income taxes is as follows:

                                                              March 31,
                                                      ------------------------
                                                         2004          2003
                                                      ----------    ----------

Statutory federal income tax rate                          (34.0)%       (34.0)%
State taxes, net of federal income tax                      (3.3)         (3.3)
Permanent differences                                        1.2           2.6
Valuation allowance                                         36.1          34.7
                                                      ----------     ---------

Effective tax rate per financial statements                   - %           - %
                                                      ==========     =========

As of March 31, 2005, the Company has net operating loss carryforwards  totaling approximately  $1,630,000  which expire at various times from 2005 through 2024.
The Company also has an  Investment  Tax Credit  carryforward  of  approximately
$60,000 which expires in 2015.

The Company has a deferred  tax asset of  approximately  $668,000 as a result of the net operating loss carryforwards and the Investment Tax Credit carryforward, assuming a 37.3%  effective  tax rate.  There is  uncertainty  as to whether the
Company  will  generate  sufficient  revenues  in the future to utilize  the net operating loss  carryforwards  and the Investment  Tax Credit  carryforward  and therefore 100% of the deferred tax asset has been fully reserved.

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

The following table presents the activity for options:

                                                 For the Years Ended
                                                       March 31,
                                ---------
                                           2005                      2004
                                -----------------------------------------
                                 Options     Price *    Options     Price
                                ---------   --------   ---------   -------
   Outstanding, beginning of
    year                          275,000    $  0.20     275,000   $  0.20
   Granted                             -          -           -         -
   Forfeited/canceled                  -          -           -         -
   Exercised                           -          -           -         -
                                ---------    -------   ---------   -------

   Outstanding, end of year       275,000    $  0.20     275,000   $  0.20
                                =========    =======   =========   =======

* Price reflects the weighted average exercise price.

The weighted average  remaining life of the options is 2.7 years.  These options vested immediately upon issuance.

Note 7 - Commitments

Operating Leases

The Company leases its office space under an operating  lease through August 31,
2005. Rent expense was $14,120 and $12,908 for the year ended March 31, 2005 and
2004, respectively.

Future minimum lease payments under this lease are as follows:

   Year Ending March 31,
   ---------------------
         2006                                           $       4,565
                                                        =============

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure

     The  disclosure   requirements  of  Item  304  of  Regulation  SB  are  not
applicable.

Item 8A.  Controls and Procedures

     Our Chief Executive  Officer and Chief Financial Officer have evaluated the effectiveness  of our disclosure  controls and procedures (as such is defined in
Rules  13a-13(c) and  15d-14(c)  under the  Securities  Exchange Act of 1934, as amended (the "Exchange Act"), as of the period covered by this report.  Based on such  evaluation,  such officers have concluded  that, as of March 31, 2005, our disclosures  and  procedures are effective in alerting them on a timely basis to
material   information   relating  to  our  Company  (including  our  controlled
subsidiaries)  required to be included in our reports  filed or submitted  under the Exchange Act.

     There were no  significant  changes in our  internal  controls  or in other factors that could  significantly  affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant  deficiencies or material weaknesses  in such  disclosure  controls and  procedures  requiring  corrective actions. As a result, no corrective actions were taken.

     As a result of Section 404 of the  Sarbanes-Oxley Act of 2002 and the rules issued  hereunder,  we will be required to include in our Annual  Report on Form
10-KSB for the year ended March 31, 2007 a report on management's  assessment of the  effectiveness  of our  internal  controls  over  financial  reporting.  Our independent  registered public accounting firm, Ehrhardt Keefe Steiner & Hottman
PC  ("EKS&H"),  will also be  required  to attest to and report on  management's assessment.  The Company has not begun the necessary  compliance work related to
Section 404, and as a result we have not yet evaluated or tested our  compliance with this  Section.  Although we believe that the controls and  procedures  that were in place for the year ended March 31, 2005 provide reasonable assurance the
Company's  control  objectives  are being met,  neither we nor our auditors have confirmed  this  objective as will be required  under  Section 404. As a result, there is the  possibility  that material  deficiencies as defined in Section 404 could exist.  In  connection  with the audit of the period ended March 31, 2005, there were no  "Reportable  Events" within the meaning of Item  304(a)(1)(v)  of
Regulation S-K. However, the Company's auditors  communicated to the Registrant, matters  it  considered  to be a  significant  deficiency  in  the  Registrant's internal controls relating to the limited resources  available in the accounting and  finance  department  to  maintain  a  complete  segregation  of  accounting processes and duties. The Company maintains a two person staff in accounting and finance, a bookkeeper and the certified financial officer, who both own stock in the Company. Consequently,  some of the duties that would normally be segregated for internal control purposes cannot be assigned to other Company  employees due to the technical accounting background needed to perform these duties.  However, management  oversight of the accounting and finance data  gathering,  processing and reporting mitigates the deficiency in segregation of duties.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16 (a) of the Exchange Act

     The following are the directors and executive officers of the Company.

                     Raymond N.           Paul M.              M. D.
                     Joeckel (1)          Joeckel (1)          Young
                     ----------------     ----------------     --------------

Director since       October 1979         October 1979         February, 1990

Position(s) with     President, Chief     Secretary, Chief     Director
The Company          Executive Officer    Financial Officer
                     & Director           & Director

Age                  79                   53                   81

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

     Based  solely on its review of the copies of the reports it  received  from persons  required to file,  the Company  believes  that during the period  ended
March  31,  2005,  all  SEC  filing  requirements  applicable  to its  officers, directors and greater than ten percent shareholders were met.

Item 10.  Executive Compensation

     The following  information  shows the  compensation  of the named executive officers for each of the Company's last two fiscal years.

                              SUMMARY COMPENSATION TABLE

            ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
-----------------------------------------------------------------------------------------
                                          Other                                        All
Name and                                  Annual     Restricted                        Other
Principal                                 Compen-    Stock        Options/   LTIP      Compen-
Position          Year    Salary   Bonus  sation*    Awards       SARs       Payouts   sation
------------      ----   --------  -----  -------    ----------   --------   -------   -------
Raymond N.        2005    N/A       N/A    $4,657       N/A          N/A       N/A       N/A
Joeckel           2004    N/A       N/A    $4,301       N/A          N/A       N/A       N/A
President

Paul M.           2005   $66,000    N/A    $8,426       N/A          N/A       N/A       N/A
Joeckel           2004   $66,000    N/A    $8,125       N/A          N/A       N/A       N/A
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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information,  as of June 29, 2005, regarding the common  stock  ownership  of those  persons  known by the  Company to be the beneficial  owners of more than five percent of its common stock,  it directors, and its officers and directors as a group.

Name & Address of          Amount & Nature of            Percent of
Beneficial Owner           Beneficial Ownership          Class
----------------           --------------------          ----------

Paul M. Joeckel            439,599 shares (1)            14.31%
1801 Broadway              Direct and options
Suite 1010
Denver, CO 80202

Raymond N. Joeckel         100,000 shares (2)             3.26%
250 El Camino Real         Options
Suite 218
Tustin, CA 92780

M. D. Young                500 shares                      -0-
483 Clubhouse Court        Direct
Loveland, CO 80537

Paul M. Joeckel, Trustee   1,346,481 shares              43.82%
Joeckel Family Trust       Direct
1801 Broadway
Suite 1010
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

Item 12.  Certain Relationships and Related Transactions

     There were no  transactions  during the fiscal year ended  March 31,  2005, required to be reported hereunder.

                                     PART IV

Item 13.  Exhibits

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

(3)  Filed with the Company's Report on Form 8-K on January 16, 2004.

(4)  Filed herewith.

Item 14.  Principal Accountant Fees and Services

      The Company paid its principal accountant the following fees:

                                    Fiscal Year             Fiscal Year
                                       2005                     2004
                                    -----------             -----------

   Audit and Quarterly Review Fees    $ 13,062                $ 15,936
   Other Audit Related Fees           $     -                 $     -
   Tax Fees                           $  3,523                $  3,765
   Other Fees                         $     -                 $     -

                                   SIGNATURES

     In accordance  with Section 13 or 15(d) of the  Securities  Exchange Act of
1934,  the  Registrant  caused  this  report to be  signed on its  behalf by the undersigned, thereunto duly authorized.

                                    EAGLE EXPLORATION COMPANY

                                    By:   /s/ Raymond N. Joeckel
                                          Raymond N. Joeckel
                                          President

     In accordance  with the  Securities  Exchange Act of 1934,  this report has been signed below by the following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

June 29, 2005

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

                              /s/ M. D. Young
                              M. D. Young
                              A Director

                                       EXHIBIT INDEX

No.         Description
---         -----------

31.1        Certification of Chief Executive Officer
31.2        Certification of Chief Financial Officer
32.1        Certification of Chief Executive Officer
32.2        Certification of Chief Financial Officer