Form 10QSB
period 2005-06-30
EAGLE EXPLORATION CO
filed 2005-08-12
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from                      to                     .

Commission File No. 0-9458

Eagle Exploration Company

(Exact name of registrant as specified in its character)

Colorado	84-0804143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1801 Broadway Street, Suite 1010, Denver, Colorado 80202

(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (303) 296-3677

Indicated by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classed of common equity, as of the latest practicable date:

Class	Number of Shares
Common stock	3,072 836

Transitional Small Business Disclosure format: (Check one) Yes ☐ No ☒.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1

Condensed Consolidated Balance Sheets

	June 30, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$898,377	$938,301
Marketable securities	106,353	110,348
Accounts receivable	3,202	5,914

Total current assets	1,007,932	1,054,563

Non-current assets
Office furniture, equipment and other, net of accumulated depreciation of $206,849 and $205,036 at June 30, 2005 and March 31, 2005, respectively	49,169	50,982
Investment in option to purchase real estate	231,489	231,489
Other assets	24,837	24,837

Total non-current assets	305,495	307,308

Total assets	$1,313,427	$1,361,871

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,816	$5,380
Accrued expenses	11,385	11,385

Total current liabilities	17,201	16,765

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,380,497)	(5,335,612)
Unrealized gain on investments available-for-sale	43,725	47,720

	1,296,226	1,345,106

Total liabilities and stockholders’ equity	$1,313,427	$1,361,871

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,
	2005	2004
Revenues
Oil and gas	$10,977	$6,135

Total revenue	10,977	6,135

Expenses
Depreciation	1,813	1,474
General and administrative expenses	58,998	52,280

Total expense	60,811	53,754

Loss from operations	(49,834)	(47,619)

Other income
Interest and dividend income	4,949	13,077
Realized loss on sale of investments available-for-sale	—	(6,230)

Total other income	4,949	6,847

Net loss before other comprehensive loss	(44,885)	(40,772)

Other comprehensive loss
Unrealized loss on investments available-for-sale	(3,995)	(24,146)

Total other comprehensive loss	(3,995)	(24,146)

Comprehensive loss	$(48,880)	$(64,918)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836

Basic and diluted loss per common share	$(.02)	$(.01)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(44,885)	$(40,772)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,813	1,474
Loss on disposal of investments available-for-sale	—	6,230
Change in assets and liabilities:
Decrease in accounts receivable	2,712	1,359
Decrease in accounts payable	436	—

	4,961	9,063

Net cash flows used in operating activities	(39,924)	(31,709)

Cash flows from investing activities
Redemption of certificates of deposit	—	200,000
Proceeds from the sale of investments available-for-sale	—	93,771

Net cash flows provided by investing activities	—	293,771

Net (decrease) increase in cash and cash equivalents	(39,924)	262,062
Cash and cash equivalents, beginning of period	938,301	264,257

Cash and cash equivalents, end of period	$898,377	$526,319

Supplemental disclosure of cash flow information:

The change in unrealized loss on investments available for sale for the three months ended June 30, 2005 and June 30, 2004 was $3,995 and $24,146, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2005, and March 31, 2005, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended June 30, 2005 and 2004. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 2005, included in the Company’s 10-KSB filed with the Securities and Exchange Commission on June 20, 2005.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Plan of Operations

Eagle Exploration Company’s history of operations includes the purchase and development of residential and commercial real estate. In 1992 the Company began the change of its focus from oil and gas exploration to real estate development and in connection with this change subsequently sold most of its oil and gas interests and investments. However, the Company continues to hold minor interests in oil and gas properties and indirect interests by acquiring equity in other oil and gas companies. The Company is also investigating various potential acquisitions and other business opportunities.

Financial Condition, Liquidity and Capital Resources

The Company’s cash at June 30, 2005 was $898,377 as compared to cash for the year ended March 31, 2005 of $938,301. This decrease in cash of $39,924 was primarily due to operating costs.

Stockholders’ equity decreased from $1,345,106 at March 31, 2005 to $1,296,226 at June 30, 2005 or $44,880. The Company incurred an unrealized loss on investments available-for-sale for the period ended June 30, 2005 of $3,995 and a net loss before other comprehensive income of $48,885.

Results of Operations

For the Three Months Ended June 30, 2005, Compared to the Three Months Ended June 30, 2004.

For the three months ended June 30, 2005, the Company’s oil and gas revenue was $10,977 as compared to $6,135 for the three months ended June 30, 2004. This increase in revenue is primarily due to the increased price in oil and gas. Other income including interest and dividend income was $4,949 for the period ended June 30, 2005 and $13,077 for the period ended June 30, 2004.

Total expense for the three months ended June 30, 2005, was $60,811 as compared to $53,754 for the three months ended June 30, 2004. Unrealized loss on investments available-for-sale was $3,995 for the period ended June 30, 2005, and $24,146 for the period ended June 30, 2005. This resulted in a comprehensive loss of $48,880 for the period ended June 30, 2005 and $58,688 for the period ended June 30, 2004.

PART II

Item 4 – Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6.	Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit 31.1 Certification of President and Chief Executive Officer Pursuant to 18 USC Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Secretary and Chief Financial Officer Pursuant to 18 USC Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of President and Chief Executive Officer Pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Secretary and Chief Financial Officer Pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE EXPLORATION COMPANY
(Registrant)

By:	/s/ Raymond N. Joeckel
Raymond N. Joeckel
President and Chief Executive Officer

By:	/s/ Paul M. Joeckel
Paul M. Joeckel
Secretary and Chief Financial Officer

Date: August 12, 2005