Form 10QSB
period 2005-09-30
EAGLE EXPLORATION CO
filed 2005-11-14
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to                     .

Commission File No. 0-9458

Eagle Exploration Company

(Exact name of registrant as specified in its character)

Colorado	84-0804143
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

1801 Broadway, Suite 1010, Denver, Colorado 80202

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Number of Shares
Common stock	3,072 836

Transitional Small Business Disclosure format: (Check one) Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1

Condensed Consolidated Balance Sheets

	September 30, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$860,478	$938,301
Marketable securities	112,612	110,348
Accounts receivable	5,304	5,914

Total current assets	978,394	1,054,563

Office furniture, equipment and other, net of accumulated depreciation of $208,662 and $205,036 at September 30, 2005 and March 31, 2005, respectively	47,356	50,982
Equity investment in LLC	231,489	231,489
Other assets	24,837	24,837

Total non-current assets	303,682	307,308

Total assets	$1,282,076	$1,361,871

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,380	$5,380
Deposits, deferred revenue and other	11,385	11,385

Total current liabilities	16,765	16,765

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,417,671)	(5,335,612)
Unrealized holding loss on investments available for sale	49,984	47,720

Total stockholders’ equity	1,265,311	1,345,106

Total liabilities and stockholders’ equity	$1,282,076	$1,361,871

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Six Months Ended September 30, 2005	For the Six Months Ended September 30, 2004
Revenue
Oil and gas	$12,172	$12,684	$23,149	$18,819

Total revenue	12,172	12,684	23,149	18,819

Expenses
Depreciation	1,813	2,407	3,626	3,881
General and administrative expense	54,915	76,140	113,913	122,190

Total expense	56,728	78,547	117,539	126,071

Loss from operations	(44,556)	(65,863)	(94,390)	(107,252)

Other income (expense)
Interest and dividend income	7,382	1,935	12,331	15,012
Realized loss on sale of investments available-for-sale	—	—	—	(6,230)
Realized gain on sale of real estate held for sale	—	2,352	—	2,352

Total other income	7,382	4,287	12,331	11,134

Net loss before other comprehensive income (loss)	(37,174)	(61,576)	(82,059)	(96,118)

Other comprehensive income (loss)
Unrealized gain (loss) on investments available-for-sale	(6,259)	10,426	2,264	(13,720)

Comprehensive loss	$(43,433)	$(51,150)	$(79,795)	$(109,838)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836	3,072,836	3,072,836

Basic and diluted loss per common share	$(0.014)	$(0.017)	$(0.026)	$(0.036)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(82,059)	$(96,118)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,626	3,881
Loss on disposal of investments available-for-sale	—	6,230
Gain on disposal of real estate held for sale	—	(2,352)
Change in assets and liabilities:
Decrease in accounts receivable	610	(1,112)

	4,236	6,647

Net cash flows used in operating activities	(77,823)	(89,471)

Cash flows from investing activities
(Purchase) redemption of certificates of deposit	—	200,000
Purchase of office furniture, equipment and other	—	(3,685)
Purchase of investment available-for-sale	—	(50,000)
Proceeds from the sale for investments available-for-sale	—	143,771
Proceeds from real estate held for sale	—	300,877

Net cash flows provided by investing activities	—	590,963

Net increase (decrease) in cash and cash equivalents	(77,823)	501,492
Cash and cash equivalents, beginning of year	938,301	264,257

Cash and cash equivalents, end of quarter	$860,478	$765,749

Supplemental disclosure of cash flow information:

The change in unrealized gain (loss) on investments available-for-sale for the six months ended September 30, 2005 and September 30, 2004 was $2,264 and $(13,720), respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position at September 30, 2005, and March 31, 2005, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months ended September 30, 2005, and 2004. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Plan of Operations

Eagle Exploration Company’s history of operations includes the purchase and development of residential and commercial real estate. In 1992 the Company began the change of its focus from oil and gas exploration to real estate development and in connection with this change subsequently sold most of its oil and gas interests and investments. However, the Company continues to hold minor interests in oil and gas properties and indirect interest by acquiring equity in other oil and gas companies. The Company is also investigating various potential acquisitions and other business opportunities.

Financial Condition, Liquidity and Capital Resources

The Company’s cash at September 30, 2005 was $860,478 as compared to cash for the year ended March 31, 2005 of $938,301. This decrease in cash of $77,823 was primarily due to operating costs.

Stockholder’s equity decreased from $1,345,106 at March 31, 2005 to $1,265,311 at September 30, 2005 or $79,795. The Company incurred an unrealized gain on investments available-for-sale for the period ended September 30, 2005 of $2,264 and a net loss before other comprehensive income of $82,059.

Results of Operations

For the Six Months Ended September 30, 2005, Compared to the Six Months Ended September 30, 2004.

For the six months ended September 30, 2005, the Company’s total oil and gas revenue was $23,149 as compared to $18,819 for the six months ended September 30, 2004. Other income including interest and dividend income was $12,331 for the period ended September 30, 2005 and $11,134 for the period ended September 30, 2004.

Total expense for the six months ended September 30, 2005 was $117,539 as compared to $126,071 for the six months ended September 30, 2004. Unrealized gain on investments available-for-sale for the period ended September 30, 2005 was $2,264 and for the period ended September 30, 2004 the Company had an unrealized loss on investments available-for-sale of $13,720. This resulted in a comprehensive loss of $79,795 and $109,838 for the period ended September 30, 2005 and 2004, respectively.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Item 3:	Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

In connection with the audit of the year ended March 31, 2005, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, there is a lack of segregation of duties that is considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing and size of the accounting and finance department.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1	Certification of President and Chief Financial Officer Pursuant to 18 USC Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Secretary and Vice President of Operations Pursuant to 18 USC Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of President and Chief Financial Officer Pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Secretary and Vice President of Operations Pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2005.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE EXPLORATION COMPANY
(Registrant)

By:	/s/ Raymond N. Joeckel
Raymond N. Joeckel
President and Chief Financial Officer

By:	/s/ Paul M. Joeckel
Secretary and Vice President Operations

Date: November 10, 2005