Form 10QSB
period 2005-12-31
EAGLE EXPLORATION CO
filed 2006-02-13
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1

Condensed Consolidated Balance Sheets

	December 31, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$778,718	$938,301
Marketable securities	99,719	110,348
Accounts receivable	8,633	5,914

Total current assets	887,070	1,054,563
Office furniture, equipment and other, net of accumulated depreciation of $210,475 and $205,036 at December 31, 2005 and March 31, 2005, respectively	45,543	50,982
Investment in option to purchase real estate	283,067	231,489
Other assets	24,837	24,837

Total assets	$1,240,517	$1,361,871

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,380	$5,380
Deposits, deferred revenue and other	11,385	11,385

Total current liabilities	16,765	16,765

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,446,337)	(5,335,612)
Unrealized holding gain on investments available for sale	37,091	47,720

	1,223,752	1,345,106

Total liabilities and stockholders’ equity	$1,240,517	$1,361,871

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004
Revenue
Oil and gas	$14,919	$9,446	$38,068	$28,265

Total revenue	14,919	9,446	38,068	28,265

Expenses
Depreciation	1,813	2,407	5,439	6,288
General and administrative	48,598	58,542	162,511	180,732

Total expense	50,411	60,949	167,950	187,020

Loss from operations	(35,492)	(51,503)	(129,882)	(158,755)

Other income
Interest and dividend income	6,826	10,952	19,157	25,964
Miscellaneous income	—	—	—	2,352
Realized loss on sale of investments available-for-sale	—	—	—	(6,230)

Total other income	6,826	10,952	19,157	22,086

Net loss before other comprehensive income (loss)	(28,666)	(40,551)	(110,725)	(136,669)
Other comprehensive income (loss)
Unrealized gain (loss) on investments available-for-sale	(12,893)	9,211	(10,629)	(4,509)

Comprehensive (loss)	(41,559)	(31,340)	(121,354)	(141,178)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836	3,072,836	3,072,836

Basic and diluted loss per common share	$(.01)	$(.01)	$(.04)	$(.05)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net loss	$(110,725)	$(136,669)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,439	6,288
Loss on disposal of investments available-for-sale	—	6,230
Gain on disposal of real estate held for sale	—	(2,352)
Change in assets and liabilities:
Accounts receivable	(2,719)	(909)
Deposits, deferred revenue and other	—	1,034

	2,720	10,291

Net cash flows used in operating activities	(108,005)	(126,378)

Cash flows from investing activities
Redemption (purchase) of certificates of deposit, net	—	200,000
Purchase of office furniture and equipment	—	(3,685)
Purchase of investment in option to purchase real estate	(51,578)	(18,750)
Purchase of investments available-for-sale	—	(50,000)
Proceeds from the sale of investments available-for-sale	—	144,690
Proceeds from real estate held for sale	—	300,877

Net cash flows used in (provided by) investing activities	(51,578)	573,132

Net increase (decrease) in cash and cash equivalents	(159,583)	446,754
Cash and cash equivalents, beginning of year	938,301	264,257

Cash and cash equivalents, end of quarter	$778,718	$711,011

Supplemental disclosure of cash flow information:

The change in unrealized loss on investments available-for-sale for the nine months ended December 31, 2005 and December 31, 2004 was $10,629 and $4,509, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2005 and March 31, 2005 and of the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2005 and 2004 and the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2005 and 2004. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash at December 31, 2005 was $778,718 as compared to cash for the year ended March 31, 2005 of $938,301. This decrease in cash of $159,583 for the nine months ended December 31, 2005 was primarily due to operating costs.

Stockholders’ equity decreased from $1,345,106 at March 31, 2005 to $1,223,752 at December 31, 2005 or $121,354. The Company incurred an unrealized loss on investments available-for-sale of $10,629 and a net loss of $110,725 for the nine months ended December 31, 2005.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Results of Operations

For the Nine Months Ended December 31, 2005, Compared to the Nine Months Ended December 31, 2004.

For the nine months ended December 31, 2005, the Company’s total oil and gas revenue was $38,068 as compared to $28,265 for the nine months ended December 31, 2004. Other income, including interest and dividend income, was $19,157 for the nine months ended December 31, 2005 and $22,086 for the nine months ended December 31, 2004.

Total expense for the nine months ended December 31, 2005, was $167,950 as compared to $187,020 for the nine months ended December 31, 2004. Unrealized loss on investments available-for-sale for the nine months ended December 31, 2005 was $10,629 compared to an unrealized loss of $4,509 for the nine months ended December 31, 2004. This resulted in a comprehensive loss of $121,354 and $141,178 for the period ended December 31, 2005, and 2004, respectively.

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

Date: February 10, 2006