Form 10KSB
period 2006-03-31
EAGLE EXPLORATION CO
filed 2006-06-29
CIK 30906

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-9458

Eagle Exploration Company

(Name of small business issuer in its charter)

Colorado	84-0804143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1801 Broadway, Suite 1010, Denver, Colorado, 80202

(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (303) 296-3677

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, No Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:    Yes  ☐    No  ☒

Issuer’s revenues for the fiscal year ended March 31, 2006, were $52,640.

At June 29, 2006, 3,072,836 shares of common stock, no par value, the registrant’s only class of voting stock were outstanding. The aggregate market value of the 1,186,256 common shares of the registrant held by nonaffiliates was approximately $391,464 at June 29, 2006, based on the mean between the bid and asked prices on the OTC Bulletin Board of $.21 and $.45, respectively. See Item 5 herein for additional information in this regard.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I

Item 1. Description of Business

Nature of Business and Management’s Plan

Eagle Exploration Company’s history of operations includes the purchase and development of residential and commercial real estate. See Item 6 below for a description of the Company’s current project. In 1992 the Company began to change its focus from oil and gas exploration to real estate development and in connection with this change subsequently sold most of its oil and gas interests and investments. However, the Company continues to hold minor interests in oil and gas properties and indirect interests by acquiring equity in other oil and gas companies. The Company is also investigating various potential acquisitions and other business opportunities.

All statements other than statements of historical fact included in this annual report regarding the Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; particularly including interest rates and the status of the housing industry; the business abilities and judgments of management; the impact of unusual items on ongoing evaluations of business strategies; and changes in business strategy.

Employees

As of June 29, 2006, the Company had two full-time employees. The Company has and may retain independent consultants from time to time on a limited basis.

Item 2. Properties

The Company’s assets consist of cash and cash equivalents, marketable securities, accounts receivable, property and equipment, equity investment in LLC, and minor interests in oil and gas properties including one lease operated by the Company. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 6 below and the Consolidated Financial Statements and Notes related thereto in Item 7 below.

Item 3. Legal Proceedings

No litigation is pending or threatened by or against the Company.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 2006 to a vote of the Company’s security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The table below presents the range of high and low bid quotations for the Company’s common stock on a calendar quarter basis as reported on the OTC Bulletin Board. The Company’s trading symbol is EGXP.OB. There is little or no trading in the Company’s common stock, hence the quotations set forth below may not represent actual transactions and do not represent transactions in any material number of the Company’s shares.

	High Bid	Low Bid
2004
1st quarter	$.51	$.26
2nd quarter	$.40	$.20
3rd quarter	$.75	$.25
4th quarter	$.40	$.20

2005
1st quarter	$.35	$.25
2nd quarter	$.30	$.22
3rd quarter	$.80	$.50
4th quarter	$.40	$.35

2006
1st quarter	$.35	$.25
2nd quarter	$.22	$.22

As of June 29, 2006, the Company had approximately 484 shareholders of record of its common stock.

The Company did not sell any of its equity securities during the fiscal year ended March 31, 2006, nor did it repurchase any such securities during that period.

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company has paid no dividends on its common stock, nor does the Company anticipate that such dividends will be paid in the foreseeable future.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 7 below particularly with respect to our critical accounting policies and certain recent accounting pronouncements.

Overview

The Company’s cash and cash equivalents at March 31, 2006 were $750,843 compared to $938,301 for the prior year ended March 31, 2005. The Company’s marketable securities available-for-sale for the year ended March 31, 2006 were $98,776. For the previous year ended March 31, 2005, the marketable securities available-for-sale were $110,348. The decrease in cash and cash equivalents for the fiscal year ended March 31, 2006, was primarily due to operating costs and an investment in the option to purchase real estate discussed immediately below.

As originally reported in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, Eagle Development Company, a wholly owned subsidiary of Eagle Exploration Company (the “Company”), owns a 25 percent membership interest in, and is co-manager of, Buffalo Highlands, LLC, a Colorado limited liability company, (the “LLC”). The LLC owns an option (“Option”) to purchase approximately 320 aces of undeveloped land in Adams County, Colorado, immediately north of Denver, Colorado.

The Option provided for a $25,000 earnest money payment and five $200,000 option payments from the LLC to the landowners. The first payment was made August, 2001, the second payment was made August, 2002, the third payment was made January, 2003, the fourth payment was made by a homebuilder through an escrow in January, 2004, and the fifth payment was made December, 2004. All option payments are non-refundable. The option period can be extended under certain conditions through December 31, 2008 by making payments each six months of $100,000 plus interest. In December, 2005, a $100,000 option payment and a $72,000 interest payment were made and the option period was extended to June 30, 2006. The LLC will make the next extension payment and the Company’s share will be approximately $43,000. The earnest money and all option payments may be applied toward the $5,000,000 purchase price of the land if the Option is exercised.

In fiscal 2005, the Company reported that the LLC had entered into a contract with an unaffiliated national builder who subsequently on September 3, 2004, notified the LLC that it elected to terminate the contract. During the term of the contract, the builder made nonrefundable payments to the LLC in the amount of $369,000, which were applied to the option payments, previously described. In addition to the forfeited payments, the builder paid a significant portion of the engineering and planning fees for the property’s approved PUD zone documents. The property is now zoned for approximately 1,000 residential units. Based on that approval, discussion were undertaken with another builder who was building in the immediate area with an inventory of lots expected to be depleted on or about the time the LLC lots would be available for construction.

Over the past fiscal year, discussions continued with the builder resulting in its request to negotiate and prepare a formal contract for the purchase and sale of the property. During that process the builder agreed to pay the engineering and planning expenses to begin the process for a final plat on the property and revise the existing lot layout to 612 single family detached lots and 200 single family attached lots. In February, 2006, negotiations were completed; and a formal agreement was reached between the president of the regional office and the LLC. The builder sent the contract to its corporate headquarters for approval and signature, and soon thereafter the LLC was informed that corporate headquarters had decided not to sign the contract for the LLC property.

Immediately thereafter, the LLC began contacting other builders attempting to generate interest in developing and building the LLC property. After discussions with a number of builders, it became clear that until market conditions improve those builders were not interested in starting a project of the size required by the LLC. In an effort to broaden the market for this property, the LLC contacted a number of investors and proposed they join the LLC in completing the final plat, install the necessary infrastructure and provide finished lots to the building community including both large and small builders. One of the investors contacted has passed on the offer but indicated it would reconsider when market conditions improve.

Also during the option period, the LLC has been working on a number of property and development issues related to the residential development planned for the property. For example the LLC is currently working to finalize a cost sharing agreement with a neighboring developer to complete a Phase II Environmental Report and to closely monitor the water resource agreement expected to provide water taps for the future homes planned for the property. Further, the developer to the east of the property has recently completed its final plat for approximately 400 residential lots and is completing the construction drawings for its property. Because the developments are adjacent to one another, some of the roads and utilities will be utilized by both developments. The LLC is currently negotiating a cost sharing agreement with this developer regarding road easements and construction costs as well as storm and sewer easements and associated construction costs. We believe that an agreement will be worked out and agreed to by both parties prior to the June 30, 2006, option payment. Because the LLC property is located downstream from the other property, a worst-case scenario is that the LLC property may lose up to 20 acres of land planned for development and used as a detention area without receiving fair compensation. Also because the other developer is ahead of the LLC’s development, that developer will be responsible for paying all of the costs for the improvements, and the LLC’s requirement to reimburse the other developer in accordance with the cost sharing agreement would occur at the time the LLC property is developed. A Phase II environmental study is being completed on a portion of the property where an automobile racetrack was located and recently abandoned in March, 2006. Soil tests and subsequent remediation are underway. Final approval for the Phase II study is subject to the State Health Department requirement that the ground water be tested in three designated areas. Assuming no contamination the site will be approved. Test wells are scheduled and results will be available prior to June 30, 2006. Also the LLC is a participant in the FRICO Water Resource Agreement described in the next paragraph. The original objections to the water sale are, the Company believes, to be resolved in the fourth quarter of 2006. Within 20 days from the date of water adjudication, the LLC must elect to either pay approximately $2 million for the water necessary to develop the property or enter into a 15-year payment plan at approximately $240,000 per year.

Management is optimistic that the issues previously described will be resolved and the LLC will continue the process of selling the property. Assuming these concerns coupled with other issues are resolved during the term of the option, the known acquisitions risks will be substantially mitigated. Other issues, which have been resolved during the term of the option, are as follows:

1.	The LLC has entered into agreements with oil and gas operators and mineral owners related to the property. These agreements prohibit exploration and drilling on the property where residential housing is planned as well as the removal of one existing gas well located in the planned residential area. With these agreements in place, the marketability of the property has substantially improved.

2.	The LLC has entered into an agreement with Commerce City to contribute approximately 60 acres for a future park site. This contribution not only increases the desirability of the planned residential area (having a park/open space adjacent to the development), but also facilitates the development and construction costs of a bridge required to be built in order to enter the property from the north. As consideration for the LLC’s contribution of the 60 acres, the City has agreed to give the LLC approximately $1,900,000 in park fee credits. These fees convert to cash at the time building permits are purchased on the LLC property or three other designated developments in the area. The LLC agreed to contribute $700,000 of these fees for the construction of the bridge, and the remaining $1,200,000 will stay with the LLC. At the present time there is approximately $400,000 in escrow for the bridge construction.

3.	The LLC is a participant in the FRICO Water Resource Agreement. The agreement entered into in January, 2002, provided among other things that the LLC property was entitled to 300 acre-feet of water through its water and sanitary district for the development of its property. As a result of the park dedication previously described, the LLC property does not need all of the water allocated to its property and has entered into an agreement with the district and a third party to sell its excess water for $1,500,000.

4.	The LLC has entitled and zoned the property for approximately 1,000 residential units. Preliminary approval from the City is in place to plat approximately 612 single-family detached units and approximately 200 attached units.

5.	The LLC has timely made all option payments and after the extension payment due June 30, 2006, a total of $1,000,000 will be applicable to the $5,000,000 purchase price.

Assuming the water is adjudicated for the property and the LLC elects to close on the property, the proceeds from the water sale plus the option payments will apply to the purchase price and reduce the amount owned by the LLC at closing from $5,000,000 to $2,500,000 for a property zoned for 1,000 units with all known acquisition risks mitigated with an additional $1,200,000 to be generated from the sale of park fee credits. The efforts of the LLC to secure contracts and resolve a number of issues related to the property have been beneficial to the planned acquisition of the property in facilitating a reduction of the purchase price and in assisting in the potential sale of the property. The challenge that lies ahead for the Company is to make sure the Company is financially prepared to continue to pay its share of the LLC costs until the property is sold.

As stated previously in December, 2005, the LLC extended the option period. The decision to extend was easy as ongoing negotiations with a qualified builder were underway. On June 30, 2006, a subsequent option payment is due and when it is paid the option agreement will continue for an additional six months. The operating agreement for the LLC provides that each member is required to pay its share of each option payment on or before the date the payment is due. If a member fails to pay its share, then its membership interest will be offered to other members willing and able to pay, and the non-paying membership interest will be forfeited.

Although the Company does have the necessary capital to pay its share of the option payments through the term of the option period, it does not have the financial resources to pay its share of the remaining purchase price, water and final plat without first securing a sales contract with a builder prior to the expiration of the option agreement in December, 2008. Because of the uncertainty as to when the sale will occur, the Company is attempting to mitigate this risk by selling a portion of its interest in the LLC as well as seeking adequate financing to help the Company pay its share of the remaining costs. Its success in identifying and closing either event would facilitate the Company’s ability to continue its LLC participation beyond the term of the Option. Based on the belief that the development process over the term of the Option has added value to its interest in the LLC, management believes that the added value may help the Company’s attempt in securing one of those alternatives. However since there can be no assurance of additional financing, no assurance of the sale of a portion of its LLC interest or the sale of the LLC property, the Company faces the decision to select one of the following options or a combination thereof during the next six month option period: a) make the decision to drop out of the LLC and forfeit its interest in the LLC and its investment to date; b) ask the members of the LLC for permission to forfeit some portion of its 25% interest and continue forward with a reduced interest; or c) continue to pay the full amount and take the risk that the LLC will enter into a contract with a builder during the option period so as to enable the closing for the first phase concurrently with the LLC’s closing with the seller and/or obtain the necessary financing to close with the seller prior to the date a contract is entered into with a home builder.

Just over five years ago in April, 2001, the Company was offered a 50% participation interest in the option contract for the property. The plan was to entitle the property for residential use and sell the property to a homebuilder prior to the expiration of the option. At that time the housing industry in Denver had been flourishing for over ten years and the probability for a correction or slow down was more than likely. Consequently, management elected to take only half of the interest offered and invited one of the top land developers in the Denver, Colorado, area to participate in the deal and contribute his expertise as well as the number of personal relationships that he had with the home builders in the area. That individual agreed to take an 18.75% interest and the remaining 6.25% was taken by a private company owned by management. Now with higher interest rates and the current downturn in the housing market, management remains hopeful and optimistic that it will timely secure a new contract for the property. In the immediate area where the property is located, an annual marketing event has been scheduled for this year. This event encourages homebuyers to visit this area that they may otherwise not visit. To the west five miles, the new Denver soccer stadium is currently under construction including adjacent retail planned for development during 2006. Other new commercial development is scheduled for construction during 2006, including grocery stores and other retail to service the approximate 3,000 new homes built in the area over the last five years. The LLC property is located in what is known as the DIA corridor. Denver is one of the few major cities in the country that has undeveloped land surrounding its airport. This coveted position has engaged a strategic planning department to seek and review for approval commercial development in this area. Currently under consideration is a NASCAR Track located five miles east of the property. As a result the job market in this area is forecasted to improve, which should help the housing sector. The LLC property has a superior location and amenities to other competing parcels in the area because it offsets a new fish and game wildlife preserve and unobstructed views of the Front Range of the Colorado Rockies. Management believes that this property is a great opportunity for the Company and the property will go under contract; unfortunately, there is no certainty as to when this will occur.

Management presently believes the best way to achieve a return on the Company’s investment of both time and money in the property is for the Company to continue to pay its share of the LLC expenses including the upcoming option payment on June 30, 2006. This would give the Company an additional six months to further explore new possibilities for the sale of the property, determine a definitive time schedule for water adjudication and continue to identify the various possibilities for financing the remaining costs.

There can be no assurance that the LLC will be successful in finally obtaining all of the many local, county and state approvals, permits and licenses required to commence development of the land subject to the options. In addition, the LLC faces risks outside its control, including city approval of final plat, title defects, inability to obtain adequate water and sanitation facilities, general economic conditions, changes in interest rates and infrastructure problems. Finally, there can be no assurance that the LLC can find other parties to develop the property within the time periods remaining under the Option.

We do not believe that there is any impairment to the value of our equity investment in the LLC as of March 31, 2006.

Stockholders’ equity decreased from $1,345,106 at March 31, 2005, to $1,178,016 at March 31, 2006 or $167,090 resulting from operational losses. The Company incurred unrealized loss on investments available-for-sale as of March 31, 2006 of $11,572 as compared to unrealized gains on investments available-for-sale of $2,862 as of March 31, 2005.

Results of Operations

Fiscal 2006 Compared with Fiscal 2005

Oil and gas royalties for the year ended March 31, 2006, were $52,640 as compared to $39,128 for the year ended March 31, 2005. Interest and dividend income for the year ended March 31, 2006 was $27,692, and for the year ended March 31, 2005 interest and dividend income was $35,742. The increase in oil and gas income is primarily due to the market increase in the price of oil and gas. The decrease in interest and dividend income is a result of the decrease in cash and cash equivalents. The Company also recognized equity in net losses in LLC of $18,000 during the year ended March 31, 2006 due to the interest expense paid by the LLC.

Total expenses for the year ended March 31, 2006 were $217,850 and $238,220 for the year ended March 31, 2005 primarily due from a reduction in general and administrative costs. Unrealized loss on investments available-for-sale for the year ended March 31, 2006, was $11,572 compared to an unrealized gain on investments available-for-sale for the period ended March 31, 2005, of $2,862. This resulted in a comprehensive loss of $167,090 and $156,522 for the years ended March 31, 2006, and 2005, respectively.

Financial Condition, Liquidity and Capital Resources

The Company believes its working capital position will enable it to meet its cash operating requirements during the next 12 months. However, see the discussion above, which discusses the Company’s long-term challenges it faces in financing its share of the LLC costs relating to its property development.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eagle Exploration Company and Subsidiaries

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Eagle Exploration Company and Subsidiaries as of March 31, 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Exploration Company and Subsidiaries as of March 31, 2006, and the results of their operations and their cash flows for the years ended March 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

Ehrhardt Keefe Steiner & Hottman PC

June 12, 2006

Denver, Colorado

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2006

Assets
Current assets
Cash and cash equivalents	$750,843
Investments, available-for-sale	98,776
Accounts receivable	7,208

Total current assets	856,827

Non-current assets
Office furniture, equipment and other, net of accumulated depreciation of $212,298	43,730
Equity investment in LLC	265,067
Other assets	24,837

Total non-current assets	333,634

Total assets	$1,190,461

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,060
Accrued expenses	11,385

Total liabilities	12,445

Commitments

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998
Accumulated deficit	(5,491,130)
Unrealized gain on investments available-for-sale	36,148

Total stockholders’ equity	1,178,016

Total liabilities and stockholders’ equity	$1,190,461

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended March 31,
	2006	2005
Revenues
Oil and gas	$52,640	$39,128

Total revenues	52,640	39,128

Expenses
Depreciation	7,252	9,628
General and administrative expenses	210,598	228,592

Total expenses	217,850	238,220

Loss from operations	(165,210)	(199,092)

Other income (expense)
Interest and dividend income	27,692	35,742
Equity in losses in LLC	(18,000)	—
Realized gain on sale of real estate	—	2,352
Realized gain on sale of investments	—	2,104
Other	—	(490)

Total other income	9,692	39,708

Net loss before other comprehensive income	(155,518)	(159,384)

Other comprehensive income
Unrealized (loss) gain on investments available-for-sale during the year	(11,572)	2,862

Comprehensive loss	$(167,090)	$(156,522)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836

Basic and diluted loss per common share	$(0.05)	$(0.05)

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended March 31, 2006 and 2005

	Common Stock		Accumulated Deficit	Other Accumulated Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2004	3,072,836	$6,632,998	(5,176,228)	$44,858	$1,501,628
Net loss	—	—	(159,384)	—	(159,384)
Unrealized gain on investments available-for-sale	—	—	—	2,862	2,862

Balance - March 31, 2005	3,072,836	6,632,998	(5,335,612)	47,720	1,345,106
Net loss	—	—	(155,518)	—	(155,518)
Unrealized loss on investments available-for-sale	—	—	—	(11,572)	(11,572)

Balance – March 31, 2006	3,072,836	$6,632,998	$(5,491,130)	$36,148	$1,178,016

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(155,518)	$(159,384)

Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on investments available for sale	—	(2,104)
Depreciation	7,252	9,628
Gain on disposal of real estate held for sale	—	(2,352)
Equity in losses in LLC	18,000	—
Change in assets and liabilities:
Accounts receivable	(1,294)	(1,023)
Accounts payable and accrued expenses	(4,320)	(2,187)

	19,638	1,962

Net cash used in operating activities	(135,880)	(157,422)

Cash flows from investing activities
Redemption of certificates of deposit	—	200,000
Purchases of office furniture and equipment	—	(3,685)
Purchase of investments available-for-sale	—	(50,000)
Proceeds from the sale of investments available-for-sale	—	403,024
Proceeds from real estate held for sale	—	300,877
Payment of contribution to equity investment in LLC	(51,578)	(18,750)

Net cash (used in) provided by investing activities	(51,578)	831,466

Net (decrease) increase in cash	(187,458)	674,044

Cash – beginning of year	938,301	264,257

Cash – end of year	$750,843	$938,301

Supplemental disclosure of non-cash activity:

The Company incurred unrealized (loss) gain on investments available-for-sale for the years ended March 31, 2006 and 2005 of $(11,572) and $2,862, respectively.

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Eagle Exploration Company and Subsidiaries (the “Company”) primary operations currently include the purchase and development of residential and commercial real estate. In 1992 the Company began to change its focus from oil and gas exploration to real estate development and in connection with this change subsequently sold most of its oil and gas interests and investments. However, the Company continues to hold minor interests in oil and gas properties and indirect interests by acquiring equity in other oil and gas companies. The Company is also investigating various potential acquisitions and other business opportunities.

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

Investments

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

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholder’s equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfers.

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

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing straight-line and accelerated methods over the estimated useful lives of five years for owned assets.

Equity Investment in LLC

The Company accounts for its investment in the LLC on the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No 18). Under the equity method, the Company recognizes its share of the net earnings or losses of the LLC as they occur. The investment is reviewed for impairment on a quarterly basis. No impairment has been recorded as of March 31, 2006.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables and accounts payable approximated fair value as of March 31, 2006 because of the relatively short maturity of these instruments.

The carrying amounts of investments available-for-sale are based on quoted market values.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairment has been recorded as of March 31, 2006 and 2005.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from property and equipment, oil and gas property and net operating loss carryforwards.

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

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income for the periods presented represents unrealized holding gains associated with investments available-for-sale. There was no tax expense or tax benefit associated with these items.

Basic and Diluted Earnings per Common Share

In accordance with SFAS 128, basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares, which consisted of 275,000 stock options. The Company has incurred a loss for the years ended March 31, 2005 and 2004 thereby making the inclusion of stock options dilutive earnings per share computations anti-dilutive.

Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to provide pro forma net earnings (loss) and pro forma net earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied.

The Company uses the Black-Scholes model (Model) for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions, including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, no compensation cost is recognized for the issuances of stock options to employees when the exercise price approximates market. Pursuant to the Accounting Principles Board Opinion No. 25 the Company would recognize compensation expense on issuances of stock options to employees when the exercise price is less than the fair value of the stock.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 148, the Company’s net loss and basic loss per common share would have been changed to the pro forma amounts indicated below.

	For the Years Ended March 31,
	2006	2005
Net loss as reported	$(137,518)	$(159,384)
Total stock-based compensation expenses determined under fair value accounting, net of tax effects.	—	—

Pro forma net loss under SFAS 123	$(137,518)	$(159,384)

Net loss per common share
As reported	$(0.05)	$(0.05)

Pro forma	$(0.05)	$(0.05)

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair values beginning with the first annual period that begins after December 15, 2005, although early adoption is encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is currently required to adopt SFAS 123R for the year ending March 31, 2007. Due to the nature of the options outstanding as of March 31, 2006, the Company does not believe that the adoption of SFAS 123R will have a material impact on the Company’s results of operations.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Investments

Investments at March 31, 2006 consist of the following:

	Fair Value	Cost	Unrealized Gain
Marketable securities, available-for-sale	$98,776	$62,628	$36,148

During the year ended March 31, 2005, the Company received proceeds from the sale of marketable securities, available-for-sale, totaling $403,024, resulting in realized gain of $2,104. There were no sales of marketable securities during the year ended March 31, 2006.

Note 3 - Real Estate Held for Sale

The Company owned a 55% interest in an one-acre, undeveloped commercial lot of real estate in Thornton, Colorado. In September 2004, the Company sold the property to a third party. Proceeds from the sale of the property totaled $550,000, net of applicable fees. The Company’s portion of the sale generated a realized gain of $2,352.

Note 4 - Equity Investment in LLC

Eagle Development Company is a 25% member and co-manager of a Limited Liability Corporation (“LLC”), which entered into an option agreement to purchase land. The First Option provided for a $25,000 earnest money payment and five $200,000 option payments from the LLC to the landowners. The first payment was made August, 2001, the second payment was made August, 2002, the third payment was made January, 2003, the fourth payment was made by a homebuilder through an escrow in January, 2004, and the fifth payment was made December, 2004. All option payments are non-refundable. The option period can be extended under certain conditions through December 31, 2008, by payments each six months of $100,000 plus interest. In December, 2005, a $100,000 option payment and a $72,000 interest payment were made and the option period was extended to June 30, 2006. The LLC will make this payment and the Company’s share will be approximately $43,000. The earnest money and all option payments may be applied toward the $5,000,000 purchase price of the land if the Option is exercised.

This investment is accounted for using the equity method of accounting. As of March 31, 2006, the LLC has capitalized all of its expenditures related to the real estate transaction. However, the Company has expensed their portion of the interest expense, totaling $18,000, and has recognized this amount as equity in losses of the LLC in the accompanying income statement. During the year ended March 31, 2006, the Company contributed an additional $51,578 to the LLC, bringing its total investment in the LLC to $265,067.

No impairment to the value of the equity investment in the LLC has been recorded as of March 31, 2006.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Equity Investment in LLC (continued)

The following table summarizes certain unaudited selected financial data of the LLC as of December 31, 2005:

	March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash and accounts receivable	$75,519	$95,438
Investment in land	$1,171,857	$961,626
Total assets	$1,247,376	$1,057,064
Total member’s equity	$1,247,376	$1,057,064

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

Reconciliations between the statutory federal income tax expense (benefit) rate as a percentage of net loss before income taxes is as follows:

	March 31,
	2006	2005
Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal income tax	(3.3)	(3.3)
Permanent differences	2.4	1.2
Valuation allowance	34.9	36.1

Effective tax rate per financial statements	—%	—%

As of March 31, 2006, the Company has net operating loss carryforwards totaling approximately $1,740,000, which expire at various times from 2007 through 2026. The Company also has an Investment Tax Credit carryforward of approximately $60,000, which expires in 2015.

The Company has a deferred tax asset of approximately $717,000 as a result of the net operating loss carryforwards and the Investment Tax Credit carryforward, assuming a 37.3% effective tax rate. There is uncertainty as to whether the Company will generate sufficient revenues in the future to utilize the net operating loss carryforwards and the Investment Tax Credit carryforward and therefore 100% of the deferred tax asset has been fully reserved.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 - Stock Options

On July 17, 2002, the Board approved the issuance of 275,000 stock options to certain employees. The exercise price of the stock options was $.20 per share. The stock options vested immediately and are exercisable over a five year term.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for the stock option plans.

The following table presents the activity for options:

	For the Years Ended March 31,
	2006		2005
	Options	Price*	Options	Options
Outstanding, beginning of year	275,000	$0.20	275,000	$0.20
Granted	—	—	—	—
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—

Outstanding, end of year	275,000	$0.20	275,000	$0.20

*	Price reflects the weighted average exercise price.

The weighted average remaining life of the options is 1.7 years. These options vested immediately upon issuance.

Note 7 - Commitments

Operating Leases

The Company leases its office space under an operating lease on a month-to-month basis. Rent expense was $15,240 and $14,120 for the years ended March 31, 2006 and 2005, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The disclosure requirements of Item 304 of Regulation SB are not applicable.

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such is defined in Rules 13a-13(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period covered by this report. Based on such evaluation, such officers have concluded that, as of March 31, 2006, our disclosures and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our controlled subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ended March 31, 2008 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404, and as a result we have not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the year ended March 31, 2006 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

In connection with the audit of the period ended March 31, 2006, the Company’s auditors communicated to the Company, matters it considered to be a material weakness in the Company’s internal controls relating to the preparation and review of financial statements and disclosures, accounting for the equity investment in the LLC, accounting for investments and the preparation of the tax provision. Specifically, our personnel lacked sufficient knowledge and experience and did not have appropriate oversight. Also, Company’s auditors communicated to the Company matters it considered to a significant deficiency in the Company’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company maintains a two person staff in accounting and finance, a bookkeeper and the certified financial officer, who both own stock in the Company. Consequently, some of the duties that would normally be segregated for internal control purposes cannot be assigned to other Company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties.

Item 8B. Other Information

There is no information required to be reported on Form 8-K for the fourth quarter of the period covered by this report that was not so reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

The following are the directors and executive officers of the Company.

	Raymond N. Joeckel (1)	Paul M. Joeckel (1)	M. D. Young
Director since	October 1979	October, 1979	February, 1990

Position(s) with The Company	President, Chief Executive Officer & Director	Secretary, Chief Financial Officer & Director	Director

Age	80	54	82

(1)	Messrs. Raymond N. Joeckel and Paul M. Joeckel, the Company’s only executive officers, have served as the Company’s President and Secretary, respectively, since December, 1979. The executive officers of the Company hold office until their death, resignation, or removal by the Board of Directors. There is no arrangement or understanding between any director or officer or any other person pursuant to which he was or is to be selected as a director or officer. Paul M. Joeckel is the son of Raymond N. Joeckel.

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

No director serves as a member of the Board of Directors of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 (‘34 Act) or any company registered as an investment company under the Investment Company Act of 1940.

Section 16(a) of the ‘34 Act requires officers, directors and the persons who own more than ten percent of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Directors, officers and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period ended March 31, 2006, all SEC filing requirements applicable to its officers, directors and greater than ten percent shareholders were met.

Item 10. Executive Compensation

The following information shows the compensation of the named executive officers for each of the Company’s last two fiscal years.

	SUMMARY COMPENSATION TABLE
	ANNUAL COMPENSATION				LONG TERM COMPENSATION
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation*	Restricted Stock Awards	Options/ SARs	LTIP Payouts	All Other Compen- sation
Raymond N.	2006	N/A	N/A	$5,113	N/A	N/A	N/A	N/A
Joeckel	2005	N/A	N/A	$4,657	N/A	N/A	N/A	N/A
President

Paul M.	2006	$66,000	N/A	$10,600	N/A	N/A	N/A	N/A
Joeckel	2005	$66,000	N/A	$8,426	N/A	N/A	N/A	N/A

*	Other annual compensation does not include the amount attributable to Company cars that the officers are allowed to use.

It is anticipated that salary payments to officers by the Company during the next fiscal year for services in all capacities will not exceed the amount set forth in the above table.

The Company provides medical insurance for all of its full-time employees and executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of June 29, 2006, regarding the common stock ownership of those persons known by the Company to be the beneficial owners of more than five percent of its common stock, it directors, and its officers and directors as a group.

Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Paul M. Joeckel 1801 Broadway Suite 1010 Denver, CO 80202	439,599 shares (1) Direct and options	14.31%

Raymond N. Joeckel 250 El Camino Real Suite 218 Tustin, CA 92780	100,000 shares (2) Options	3.26%

M. D. Young 483 Clubhouse Court Loveland, CO 80537	500 shares Direct	-0-

Paul M. Joeckel, Trustee Joeckel Family Trust 1801 Broadway Suite 1010 Denver, CO 80202	1,346,481 shares Direct	43.82%

Norman K. Brown 3857 46th Avenue, NE Seattle, WA 98105	344,641 shares Direct	11.22%

All officers and directors as a group	1,886,580 shares Direct and options	61.39%

(1)	Includes 150,000 shares underlying presently exercisable options. See Note 6 to the Consolidated Financial Statements. Also includes 94,122 shares held by Joeckel Enterprises of which Paul M. Joeckel is the managing partner.
(2)	Represents shares underlying presently exercisable options. See Note 6 to the Consolidated Financial Statements.

The Company knows of no arrangements, which could at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

There were no transactions during the fiscal year ended March 31, 2006, required to be reported hereunder.

PART IV

Item 13. Exhibits

Exhibits:

Item No. Per S-K	Document as Form 10-KSB Exhibit	Reference
(2)	Plan of acquisition, sale, reorganization arrangement, liquidation or succession	- None –

(3)	Articles of Incorporation and By-Laws	(1)

(4)	Instruments defining the rights of security holders, including indentures	- None –

(5)	Opinion re: legality	- None –

(6)	No exhibit required	N/A

(7)	No exhibit required	N/A

(9)	Voting trust agreement	- None –

(10)	Material contracts:

10.02(a)	Colony Square	(2)

10.02(b)	Buffalo Highlands, LLC	(2)

10.03	Agreement to Assign Option Agreement And Option Agreement dated November 11, 2003	(3)

(11)	Statement re: Computation of per share earning	N/A

(12)	No exhibit required	N/A

(13)	Annual or quarterly reports, Form 10-Q or Form 10-QSB	- None –

(16)	Letter re: change in certifying accountants	- None –

(18)	Letter re: change in accounting principles	- None –

(21)	Subsidiaries of the Registrant	(1)

(23)	Consent of experts and counsel	- None –

(24)	Power of attorney	- None –

(25)	Statement of eligibility of trustee	- None –

31.1	Certification of Chief Executive Officer Section 302	(4)

31.2	Certification of Chief Financial Officer Section 302	(4)

32.1	Certification of Chief Executive Officer Section 906	(4)

32.2	Certification of Chief Financial Officer Section 906	(4)

(1)	Previously filed documents incorporated herein by reference to the Company’s Registration statement on Form S-1 (No. 2-67971) effective September 14, 1980.
(2)	Filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.
(3)	Filed with the Company’s Report on Form 8-K on January 16, 2004.
(4)	Filed herewith.

Item 14. Principal Accountant Fees and Services

The Company paid its principal accountant the following fees:

	Fiscal Year 2006	Fiscal Year 2005
Audit and Quarterly Review Fees	$15,350	$13,062
Other Audit Related Fees	$—	$—
Tax Fees	$3,150	$3,523
Other Fees	$—	$—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE EXPLORATION COMPANY

By:	/s/ Raymond N. Joeckel
Raymond N. Joeckel
President
June 29, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond N. Joeckel
Raymond N. Joeckel
President, Chief Executive Officer
& Director
June 29, 2006

/s/ Paul M. Joeckel
Paul M. Joeckel
Secretary, Chief Financial Officer
& Director
June 29, 2006

/s/ M. D. Young
M. D. Young
Director
June 29, 2006

EXHIBIT INDEX

No.	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer