Form 10QSB
period 2006-06-30
EAGLE EXPLORATION CO
filed 2006-08-14
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☒    No ☐.

Indicate the number of shares outstanding of each of the issuer’s classed of common equity, as of the latest practicable date:

Class	Number of Shares
Common stock	3,072,836

Transitional Small Business Disclosure format: (Check one) Yes ☐    No ☒.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1

Condensed Consolidated Balance Sheets

	March 31, 2006	June 30, 2006
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$750,843	$671,506
Marketable securities	98,776	82,815
Accounts receivable	7,208	9,724

Total current assets	856,827	764,045

Non-current assets
Office furniture, equipment and other, net of accumulated depreciation of $212,298 and $213,206 at March 31, 2006 and June 30, 2006, respectively	43,730	42,822
Investment in option to purchase real estate	265,067	293,926
Other assets	24,837	24,837

Total non-current assets	333,634	361,585

Total assets	$1,190,461	$1,125,630

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,060	$1,060
Accrued expenses	11,385	11,385

Total current liabilities	12,445	12,445

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,491,130)	(5,543,253)
Unrealized gain on investments available-for-sale	36,148	23,440

	1,178,016	1,113,185

Total liabilities and stockholders’ equity	$1,190,461	$1,125,630

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,
	2006	2005
Revenues
Oil and gas	$12,206	$10,977

Total revenue	$12,206	$10,977

Expenses
Depreciation	908	1,813
General and administrative expenses	53,441	56,222

Total expense	54,349	58,035

Loss from operations	(42,143)	(47,058)

Other income (expense)
Interest and dividend income	7,411	4,949
Equity in losses in LLC	(17,391)	0

Total other (expense)	(9,980)	4,949

Net loss before other comprehensive income	(52,123)	(42,109)

Other comprehensive income
Unrealized loss on investments available-for-sale	(12,708)	(3,995)

Total other comprehensive income loss	(12,708)	(3,995)

Comprehensive loss	$(64,831)	$(46,104)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836

Basic and diluted loss per common share	$(.02)	$(.02)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net loss	$(52,123)	$(42,109)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	908	1,813
Equity in losses in LLC	17,391	0
Change in assets and liabilities:
(Increase) Decrease in accounts receivable	(2,516)	372

	15,783	2,185

Net cash flows used in operating activities	(36,340)	(39,924)

Cash flows from investing activities
Payment of contribution to equity investment in LLC	(46,250)	0
Proceeds from the sale of investments available-for-sale	3,253	0

Net cash flows used in investing activities	(42,997)	0

Net (decrease) in cash and cash equivalents	(79,337)	(39,924)
Cash and cash equivalents, beginning of year	750,843	938,301

Cash and cash equivalents, end of quarter	$671,506	$898,377

Supplemental disclosure of cash flow information:

The change in unrealized loss on investments available for sale for the three months ended June 30, 2006 and June 30, 2005 was $12,708 and $3,995, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2006 and March 31, 2006, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended June 30, 2006 and 2005. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 2006, included in the Company’s 10-KSB filed with the Securities and Exchange Commission on June 29, 2006.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition, Liquidity and Capital Resources

The Company’s cash at June 30, 2006 was $671,506 as compared to cash for the year ended March 31, 2006 of $750,843. This decrease in cash of $79,337 was primarily due to a contribution to the equity investment and interest expense in the Buffalo Highlands, LLC, and operating costs.

Stockholders’ equity decreased from $1,178,016 at March 31, 2006 to $1,113,185 at June 30, 2006 or $64,831. The Company incurred an unrealized loss on investments available-for-sale for the period ended June 30, 2006 of $12,708 and a net loss before other comprehensive income of $52,123.

Results of Operations

For the Three Months Ended June 30, 2006, Compared to the Three Months Ended June 30, 2005.

For the three months ended June 30, 2006, the Company’s oil and gas revenue was $12,206 as compared to $10,977 for the three months ended June 30, 2005. This increase in revenue is primarily due to the increased price in oil and gas. Other expenses of $9,980 include interest and dividend income of $7,411 offset by the equity losses in LLC of $17,391 for the period ended June 30, 2006 and $4,949 for the period ended June 30, 2005.

Unrealized loss on investments available-for-sale was $12,708 for the period ended June 30, 2006, and $3,995 for the period ended June 30, 2005. This resulted in a comprehensive loss of $64,831 for the period ended June 30, 2006 and $46,104 for the period ended June 30, 2005.

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

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit 31.1	Certification of President/Chief Executive Officer Pursuant to 18 USC Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Secretary/Vice President Operations Pursuant to 18 USC Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of President/Chief Executive Officer Pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Secretary/Vice President Operations Pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE EXPLORATION COMPANY (Registrant)

By:	/s/ Raymond N. Joeckel
Raymond N. Joeckel President/Chief Executive Officer

By:	/s/ Paul M. Joeckel
Secretary/Chief Financial Officer

Date: August 11, 2006