Form 10QSB
period 2006-09-30
EAGLE EXPLORATION CO
filed 2006-11-13
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________.

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

PART I – FINANCIAL INFORMATION

Item 1

Condensed Consolidated Balance Sheets

	September 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$635,338	$750,843
Marketable securities	82,570	98,776
Accounts receivable	8,276	7,208

Total current assets	726,184	856,827

Office furniture, equipment and other, net of accumulated depreciation of $214,115 and $212,298 at September 30, 2006 and March 31, 2006, respectively	41,903	43,730
Equity investment in LLC	293,926	265,067
Other assets	24,837	24,837

Total non-current assets	360,666	333,634

Total assets	$1,086,850	$1,190,461

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,060	$1,060
Deposits, deferred revenue and other	11,385	11,385

Total current liabilities	12,445	12,445

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,581,788)	(5,491,130)
Unrealized holding gain on investments available for sale	23,195	36,148

Total stockholders’ equity	1,074,405	1,178,016

Total liabilities and stockholders’ equity	$1,086,850	$1,190,461

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Six Months Ended September 30, 2006	For the Six Months Ended September 30, 2005
Revenue
Oil and gas	$14,665	$12,172	$26,871	$23,149

Total revenue	14,665	12,172	26,871	23,149

Expenses
Depreciation	919	1,813	1,827	3,626
General and administrative expense	60,757	54,915	114,198	113,913

Total expense	61,676	56,728	116,025	117,539

Loss from operations	(47,011)	(44,556)	(89,154)	(94,390)

Other income (expense)
Interest and dividend income	8,476	7,382	15,887	12,331
Equity in losses in LLC	—	—	(17,391)	—

Total other income (expense)	8,476	7,382	(1,504)	12,331

Net loss before other comprehensive loss	(38,535)	(37,174)	(90,658)	(82,059)

Other comprehensive income (loss)
Unrealized gain (loss) on investments available-for-sale	(245)	(6,259)	(12,953)	2,264

Comprehensive loss	$(38,780)	$(43,433)	$(103,611)	$(79,795)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836	3,072,836	3,072,836

Basic and diluted loss per common share	$(0.013)	$(0.014)	$(0.034)	$(0.026)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(90,658)	$(82,059)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,827	3,626
Equity in losses in LLC	17,391	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,068)	610

	18,150	4,236

Net cash flows used in operating activities	(72,508)	(77,823)

Cash flows from investing activities
Payment of contribution to equity investment in LLC	(46,250)	—
Proceeds from the sale for investments available-for-sale	3,253	—

Net cash flows used in investing activities	(42,997)	—

Net decrease in cash and cash equivalents	(115,505)	(77,823)
Cash and cash equivalents, beginning of year	750,843	938,301

Cash and cash equivalents, end of quarter	$635,338	$860,478

Supplemental disclosure of cash flow information:

The change in unrealized (loss) gain on investments available-for-sale for the six months ended September 30, 2006 and September 30, 2005 was $(12,953) and $2,264, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position at September 30, 2006, and March 31, 2006, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months ended September 30, 2006, and 2005. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash at September 30, 2006 was $635,338 as compared to cash for the year ended March 31, 2006 of $750,843. This decrease in cash of $115,505 was primarily due to a contribution to the equity investment and interest expense in the Buffalo Highlands, LLC, and operating costs.

Stockholder’s equity decreased from $1,178,016 at March 31, 2006 to $1,074,405 at September 30, 2006 or $103,611. The Company incurred an unrealized loss on investments available-for-sale for the period ended September 30, 2006 of $12,953 and a net loss before other comprehensive income of $89,154.

Results of Operations

For the Six Months Ended September 30, 2006 Compared to the Six Months Ended September 30, 2005.

For the six months ended September 30, 2006, the Company’s total oil and gas revenue was $26,871 as compared to $23,149 for the six months ended September 30, 2005. Other income including interest and dividend income was $15,887 for the period ended September 30, 2006 and $12,331 for the period ended September 30, 2005.

Total expense for the six months ended September 30, 2006 was $116,025 as compared to $117,539 for the six months ended September 30, 2005. Unrealized loss on investments available-for-sale for the period ended September 30, 2006 was $12,953 and for the period ended September 30, 2005 the Company had an unrealized gain on investments available-for-sale of $2,264. This resulted in a comprehensive loss of $103,611 and $79,795 for the period ended September 30, 2006 and 2005, respectively.

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

In connection with the audit of the year ended March 31, 2006, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, there is a lack of segregation of duties that is considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing and size of the accounting and finance department.

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE EXPLORATION COMPANY (Registrant)

By:	/s/ Raymond N. Joeckel
Raymond N. Joeckel President and Chief Financial Officer

By:	/s/ Paul M. Joeckel
Secretary and Vice President Operations

Date: November 10, 2006