Form 10QSB
period 2006-12-31
EAGLE EXPLORATION CO
filed 2007-02-14
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

PART I FINANCIAL INFORMATION

Item 1

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2006	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$595,370	$750,843
Marketable securities	82,704	98,776
Accounts receivable	6,711	7,208

Total current assets	684,785	856,827

Office furniture, equipment and other, net of accumulated depreciation of $215,034 and $212,298 at December 31, 2006 and March 31, 2006, respectively	40,984	43,730
Investment in option to purchase real estate	306,426	265,067
Other assets	24,837	24,837

Total assets	$1,057,032	$1,190,461

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,060	$1,060
Deposits, deferred revenue and other	11,385	11,385

Total current liabilities	12,445	12,445

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,611,741)	(5,491,130)
Unrealized holding gain on investments available for sale	23,330	36,148

	1,044,587	1,178,016

Total liabilities and stockholders’ equity	$1,057,032	$1,190,461

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006	2005	2006	2005
Revenue
Oil and gas	$12,089	$14,919	$38,960	$38,068

Total revenue	12,089	14,919	38,960	38,068

Expenses
Depreciation	919	1,813	2,746	5,439
General and administrative	47,711	48,598	161,909	162,511

Total expense	48,630	50,411	164,655	167,950

Loss from operations	(36,541)	(35,492)	(125,695)	(129,882)

Other income
Interest and dividend income	6,588	6,826	22,475	19,157
Equity in losses in LLC	—	—	(17,391)	—

Total other income	6,588	6,826	5,084	19,157

Net loss before other comprehensive income (loss)	(29,953)	(28,666)	(120,611)	(110,725)

Other comprehensive income (loss) Unrealized gain (loss) on investments available-for-sale	135	(12,893)	(12,818)	(10,629)

Comprehensive (loss)	$(29,818)	$(41,559)	$(133,429)	$(121,354)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836	3,072,836	3,072,836

Basic and diluted loss per common share	$(.01)	$(.01)	$(.04)	$(.04)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities
Net loss	$(120,611)	$(110,725)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,746	5,439
Equity in losses in LLC	17,391	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable	498	(2,719)

	20,635	2,720

Net cash flows used in operating activities	(99,976)	(108,005)

Cash flows from investing activities
Payment of contribution to equity investment in LLC	(58,750)	(51,578)
Proceeds from sale for investments available-for-sale	3,253	—

Net cash flows used in investing activities	(55,497)	(51,578)

Net decrease in cash and cash equivalents	(155,473)	(159,583)

Cash and cash equivalents, beginning of year	750,843	938,301

Cash and cash equivalents, end of quarter	$595,370	$778,718

Supplemental disclosure of cash flow information:

The change in unrealized loss on investments available-for-sale for the nine months ended December 31, 2006 and December 31, 2005 was $12,818 and $10,629, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2006 and March 31, 2006 and of the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2006 and 2005 and the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2006 and 2005. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 2006, included in the Company’s 10-KSB filed with the Securities and Exchange Commission on June 29, 2006.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash at December 31, 2006 was $595,370 as compared to cash for the year ended March 31, 2006 of $750,843. This decrease in cash of $155,473 for the nine months ended December 31, 2006 was primarily due to operating costs.

Stockholders’ equity decreased from $1,178,016 at March 31, 2006 to $1,044,587 at December 31, 2006 or $133,429. The Company incurred an unrealized loss on investments available-for-sale of $12,818 and a net loss before other comprehensive income of $120,611 for the nine months ended December 31, 2006.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Results of Operations

For the Nine Months Ended December 31, 2006, Compared to the Nine Months Ended December 31, 2005.

For the nine months ended December 31, 2006, the Company’s total oil and gas revenue was $38,960 as compared to $38,068 for the nine months ended December 31, 2005. Other income, including interest and dividend income, was $22,475 for the nine months ended December 31, 2006 and $19,157 for the nine months ended December 31, 2005.

Total expense for the nine months ended December 31, 2006, was $164,655 as compared to $167,950 for the nine months ended December 31, 2005. Unrealized loss on investments available-for-sale for the nine months ended December 31, 2006 was $12,818 compared to an unrealized loss of $10,629 for the nine months ended December 31, 2005. This resulted in a comprehensive loss of $133,429 and $121,354 for the periods ended December 31, 2006, and 2005, respectively.

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

Date: February 14, 2007