Form 10KSB
period 2007-03-31
EAGLE EXPLORATION CO
filed 2007-06-29
CIK 30906

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Common Stock, No Par Value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

Issuer’s revenues for the fiscal year ended March 31, 2007, were $49,147.

At June 28, 2007, 3,072,836 shares of common stock, no par value, the registrant’s only class of voting stock were outstanding. The aggregate market value of the 1,186,256 common shares of the registrant held by nonaffiliates was approximately $266,908 at June 28, 2007, based on the mean between the bid and asked prices on the OTC Bulletin Board of $.20 and $.25, respectively. See Item 5 herein for additional information in this regard.

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

Employees

As of June 28, 2007, the Company had two full-time employees. The Company has and may retain independent consultants from time to time on a limited basis.

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

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 2007 to a vote of the Company’s security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

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

	High Bid	Low Bid
2005
1st quarter	$.35	$.25
2nd quarter	$.30	$.22
3rd quarter	$.80	$.50
4th quarter	$.40	$.35

2006
1st quarter	$.35	$.25
2nd quarter	$.22	$.22
3rd quarter	$.60	$.15
4th quarter	$.30	$.15

2007
1st quarter	$.20	$.15
2nd quarter	$.25	$.15

As of June 28, 2007, the Company had approximately 484 shareholders of record of its common stock and an undetermined number of beneficial owners.

The Company did not sell any of its equity securities during the fiscal year ended March 31, 2007, nor did it repurchase any such securities during that period.

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

Overview

The Company’s cash and cash equivalents at March 31, 2007 were $550,460 compared to $750,843 for the prior year ended March 31, 2006. The Company’s marketable securities available-for-sale for the year ended March 31, 2007 was $90,335. For the previous year ended March 31, 2006, the marketable securities available-for-sale was $98,776. The decrease in cash and cash equivalents for the fiscal year ended March 31, 2007, was due to operating costs and a contribution to equity of an investee.

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

The Option provided for a $25,000 earnest money payment and five $200,000 option payments from the LLC to the landowners. The first payment was made August, 2001, the second payment was made August, 2002, the third payment was made January, 2003, the fourth payment was made by a homebuilder through an escrow in January, 2004, and the fifth payment was made December, 2004. All option payments are non-refundable. The option period can be extended under certain conditions through December 31, 2008 by making payments each six months of $100,000 plus interest. In December, 2005, a $100,000 option payment and a $72,000 interest payment were made and the option period was extended to June 30, 2006. On that date the LLC made the next extension payment, the Company’s share was approximately $43,000 and the option period was extended to December 31, 2006. The earnest money and all option payments may be applied toward the $5,000,000 purchase price of the land if the option is exercised. See “Recent Developments and Risk Factors” below for further information.

As reported last year the LLC was working on a number of property and development issues related to the residential development planned for the property. This past fiscal year the LLC continued to make progress with many of these issues. Below is a summary describing the current status of each issue:

SUMMARY OF DEVELOPMENT AND ACQUISITION ISSUES

CITY AGREEMENT: The LLC entered into an Agreement with Commerce City dedicating approximately 60 acres of its property described as Parcel K as a future park site. In consideration for this conveyance, the City has agreed to issue to the LLC park fee credits in an amount equal to $1,947,000. The developer of the property will be responsible for approximately $1,252,000 in park fees for the development of the property, leaving an estimated $695,000 in excess park fee credits. The developer of the property will be responsible for the design and construction of the 96th Avenue Bridge to be substantially completed on or before the 351st building permit is issued. The current estimated cost for the bridge is $996,000, inclusive of the $130,000 contingency. The Agreement provides for nearly $900,000 in reimbursements toward the cost of the required bridge crossing Second Creek. Up to $700,000 of the bridge costs will be reimbursed through the sale of excess park fee credits to third party developers of which approximately $450,000 in excess park fees are sold and in an escrow account with the City. Upon completion of the bridge, $200,000 is to be paid by the City. The remaining $1,252,000 is park fee credits generated from the developed portion of the property will be paid to the LLC as consideration for the conveyance of Parcel K to the City.

OIL AND GAS SURFACE USE AGREEMENTS: The fee minerals under the south half of the property are owned 100% by the surface owner and were leased for oil and gas exploration in 1980. Currently there are two oil and gas wells remaining on the property. The one currently producing is located in the planned open space and the other currently not producing is located in the planned development area. The agreement with the lessee provides that the well located in the planned subdivision will be abandoned by the lessee with 90 days from notice. The oil company will be responsible for the cost to relocate the oil tank battery in the vicinity of the existing well located outside of the planned subdivision and extend the gas line to the relocated battery. In consideration for abandoning the entire lease except the exiting well, the LLC will give up 50% of its royalty (6.25%) and pay for the cost of relocating the battery and pipeline extension estimated at $50,000.

The minerals in the north half of the property are owned by Anadarko Petroleum, and an agreement has been secured which provides that no oil and gas development or exploration will occur on the planned residential area. In the event future exploration is planned for the property, the agreement provides for a drilling window located in the west side of the quarter section on Parcel K. As consideration for the possibility of the oil company having to directionally drill the developed area, the developer is required to provide a letter of credit in the amount of $150,000 to offset this expense. Also the coal rights were acquired for approximately $8,000. Both a letter of credit and consideration for the coal rights are due at final platting of the property.

FRICO WATER RESOURCE AGREEMENT: The LLC is a participant in the FRICO Water Resource Agreement. The agreement entered into in January, 2002, provided, among other things, that the LLC property was entitled to 300 acre-feet of water through its water and sanitary district for the development of its property. As a result of the park dedication described above, the LLC property does not require all of the water allocated to its property and entered into an agreement with the district and a third party to sell its excess water for $1,500,000. The agreement to sell the excess water was approved and finalized with the South Adams County Water and Sanitation district (SACWSD) and the third party developer acquiring the water. On October 5, 2006, SACWSD notified participants of the FRICO Agreement that a plan was finalized and notice was given to the LLC to make an election to either purchase the water for cash or select a payment plan of either six or 15 years. After the sale of the excess water, the LLC retained the rights to 756 ERUs (equivalent residential units/water taps). One ERU serves one single-family detached unit and two thirds of an ERU serves one multi family unit. The LLC made the election to acquire 647 ERUs under the 15-year payment plan and 109 ERUs under the six-year payment plan. Under the 15-year payment plan the annual payment is $173,086 and under the six year plan the annual payment is $65,535. The LLC’s total annual water payment due November, 2007, will be $238,621 subject to an annual increase of 3.5% on a portion of the subsequent payments. All payments apply to the water tap fees required at the time the building permit is obtained and therefore reimbursable by the builder/developer who purchases the property.

BUFFALO HIGHLANDS METRO DISTRICT: The metro district has been formed and is being maintained by a management company.

PUD ZONE DOCUMENT: In December, 2004, the LLC received zoning for approximately 1,000 residential units. Preliminary approvals from the City are in place for a final plat containing 612 single-family detached units and approximately 200 attached units.

ENVIRONMENTAL INSPECTIONS: A Phase I report for the planned developed area was completed at the time the LLC entered into the Option Contract. No areas of concern were identified with the exception of the final inspection of the abandonment of the oil and gas well located in a quarter section of the property. The plugging and abandonment of this well is the responsibility of the oil company who operates the well. With respect to the portion of the property where the automobile racetrack existed, the Phase I and a Phase II reports for this area, known as Parcel K, has now been completed. This voluntary cleanup program was conducted with the intent of securing a no action letter from the Colorado Department of Health. The Phase II report detailing this cleanup is currently being reviewed by the Colorado Department of Health. The LLC has been informed by the party with the Health Department reviewing this report that he is in agreement with the conclusions found in the report, but he requested the engineering company who prepared it to revise some of the language. The engineer has agreed to these revisions and upon the Health Department’s receipt of the revisions the LLC expects to receive the no action letter within the 45 days of their receipt of the revisions.

RECENT DEVELOPMENTS AND RISK FACTORS

Unfortunately the efforts of the LLC to locate a buyer for the property in fiscal 2007 were not successful. The metro Denver housing market, much like the national housing market is weak. Both the resale and new hosing markets have suffered from declining sale volumes, rising inventories and flat home prices. The downturn started in the fourth quarter 2005 and accelerated through 2006. When fears of the pending burst of the housing bubble began to surface in 2005, many analysts predicted the metro Denver area would be far less vulnerable to price declines because local home prices have risen only modestly for several years and speculators have been relatively scarce. Despite these predictions the national perception that home ownership is not an entirely safe investment has apparently impacted the local home building industry. Both single-family detached home sales and condominium sales declined in 2006 for the second consecutive year. Home construction activity slowed in 2005 and 2006 after historically low mortgage rates and record home sales in 2004 pushed home construction to a peak of 21,874 units. Construction activity in the single-family category declined 15.3% in 2006 due to higher mortgage rates, record unsold inventory levels, weak home price appreciation and other factors. A further 7.5% decline in single-family attached and detached construction is anticipated in 2007.

Other news in the Denver metro area however, remains positive. Most economic sectors are improving. Employment growth was 2% for 2005, and this pace was maintained through 2006. Retail sales increases continued at a pace well ahead of inflation, and consumer confidence in the region remains relatively high. As reported by the Denver Economic Development Corporation, “the Metro Denver economy appears to be on track for another prosperous year in 2007, although economic expansion in the seven county region will occur at a more modest pace than in 2006. Metro Denver’s economic activity in 2007 will be influenced by the national economic slowdown, but the region still anticipates further industry diversification, and expanding employment base, continued wage growth, and modest inflation”.

Undoubtedly the housing market in Denver metro area will rebound and when it does the development created by the LLC should be attractive to many of the national homebuilders active in the area. During fiscal 2006 the resolution of several of the events described above, and most importantly the availability of water taps for the property, became the catalyst for the LLC to make the decision to either exercise its option to purchase the property or terminate the option contract sacrificing its investment and all rights to the property. The option to continue to make option payments under the terms and conditions of the option agreement became economically unattractive in spite of being in the midst of the declining home building industry. Likewise the Company had to make the same decision, and after careful consideration the decision was made to participate with the LLC and exercise the option to purchase the 320-acre property. This occurred in the fall of 2006. South Adams County Water and Sanitation District (SACWSD) announced to the LLC along with the other participants of the FRICO Water Resource Agreement that all outstanding issues related to the adjudication of the water were resolved and water would be available for purchase in December, 2006. This event caused the LLC to contact its seller of the property and make its proposal to exercise the option to purchase the property. In order to sell the excess water, the LLC had to obtain ownership of the property. After some discussion the seller accepted the LLC’s offer of a cash payment of $1.5 million and agreed to finance the remaining $2.5 million of the purchase price for three years from the date of closing. Immediately thereafter the LLC shored up the agreement with the third party developer for the sale of excess water taps and a closing for both the property and the water was scheduled. On January 19, 2007, the closing of the property and the water occurred simultaneously, and $1.5 million in equity was added to the LLC property. The $5 million purchase price for the property was paid as follows; a) $1 million in option payments that had been paid by the LLC over the term of the option, b) $1.5 million paid at closing with proceeds from the sale of excess water, and c) the remainder of the purchase price was paid by the LLC executing a promissory note for the benefit of the seller in the principal balance amount of approximately $2.5 million with interest accruing on the principal balance at the rate of seven percent per annum. Principal and interest payments in the amount of $67,633 are to be paid quarterly with all the remaining principal and accrued interest in the amount of $2,213,045 due and payable on January 19, 2010. The note contains a provision permitting payment of any and all principal and interest at any time with no prepayment penalty and is secured by a “due on transfer” first Deed of Trust against the property.

Property taxes for 2006 paid to the seller at the closing were approximately $30,000. Almost 50% of this tax was allocated to a commercial use on the property that was abandoned in 2006. Subsequent to the closing the LLC met with the Adams County Assessor, and an agreement was reached to delete the commercial use taxed on the property. Other property expenses include the annual Metro District maintenance expenses and legal and accounting expenses estimated at $25,000 and $3,000, respectively. Income from the property include a crop sharing arrangement to grow winter wheat on 200 of the 320 acres and royalty payments from the oil and gas well located on the property. This income is estimated to be approximately $40,000 for fiscal year 2008.

Subsequent to year end the LLC made its first quarterly installment payment on the note. Total property expenses net to the LLC over the next three years are estimated to be $385,000 for the remaining portion of 2007, $520,000 annually for 2008 and 2009 and a balloon payment of $2,213,045 due January 19, 2010.

In addition to adding equity to the LLC property this event also helped reduce the annual costs payable to the seller. Under the terms of non-recourse the note, the annual interest and principal payments are approximately $280,000 compared to approximately $350,000 in interest and option payments required under the terms of the earlier option agreement. Also the leveraged holding period was extended approximately one year. The option agreement was scheduled to expire December, 2008, as compared to the January, 2010, due date of the note. Management remains concerned but is hopeful that this three year time period will be sufficient time for the industry to recover and facilitate the sale of the property.

Although the Company does have the necessary capital to pay its share of expenses through the term of the note, it does not have the financial resources to pay its share of the remaining purchase price, water and final plat without first securing a sales contract with a builder prior to the due date of the Note on January 19, 2010. Because of the uncertainty as to when the sale will occur, the Company is attempting to mitigate this risk by selling a portion of its interest in the LLC as well as seeking adequate financing to help the Company pay its share of the remaining costs. Its success in identifying and closing either event would facilitate the Company’s ability to continue its LLC participation. Based on the belief that the development process over the term of the Option has added value to its interest in the LLC including the equity added by the water sale, management believes that this added value may help the Company’s attempt in securing one of these alternatives. However there can be no assurance of additional financing or no assurance of the sale of the portion of its LLC interest or the sale of the LLC property. The Company is committed to use all of its financial resources to pay its share of the LLC expenses through the term of the note with the risk that the LLC may not be able enter into a contract with a builder prior to the due date of the note.

There can be no assurance that the LLC will be successful in obtaining all of the final local, county and state approvals, permits and licenses require to commence development of the land subject to the options. In addition the LLC faces risks outside its control, including City approval of final plat, title defects, general economic conditions, changes in interest rates and infrastructure problems. Finally there can be no assurance that the LLC can obtain the necessary financing or find other parties to develop the property within the time period remaining under the note.

Management does not believe that there is any impairment to the value of our equity investment in the LLC as of March 31, 2007.

Stockholders’ equity increased from $1,178,016 at March 31, 2006, to $1,367,546 at March 31, 2007 or $189,530. The Company incurred unrealized loss on investments available-for-sale as of March 31, 2007 of $5,187 as compared to unrealized gains on investments available-for-sale of $11,572 as of March 31, 2006. The Company also realized equity in the earnings of its investment in the LLC of $371,607 during the year ended March 31, 2007, which is attributable to the water sale previously described.

Results of Operations

Fiscal 2007 Compared with Fiscal 2006

Oil and gas royalties for the year ended March 31, 2007, were $49,147 as compared to $52,640 for the year ended March 31, 2006. Interest and dividend income for the year ended March 31, 2007 was $29,543, and for the year ended March 31, 2006 interest and dividend income was $27,692. The Company’s portion of the earnings of the LLC was $371,607 for the year ended March 31, 2007 was due to the water sale that year with no similar sales in 2006.

Total expenses for the year ended March 31, 2007 were $265,280 and $217,850 for the year ended March 31, 2006. This increase in expenses is primarily due to the Company’s loss on disposal of property and accounting fees. Unrealized loss on investments available-for-sale for the year ended March 31, 2007, was $5,187 compared to an unrealized gain on investments available-for-sale for the period ended March 31, 2006, of $11,572. .

Financial Condition, Liquidity and Capital Resources

The Company believes its working capital position will enable it to meet its cash operating requirements during the next 12 months. However, see the discussion above, which describes the long-term challenges the Company faces in financing its share of the LLC costs relating to its property development.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eagle Exploration Company and Subsidiaries

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Eagle Exploration Company and Subsidiaries as of March 31, 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Exploration Company and Subsidiaries as of March 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

June 27, 2007

Denver, Colorado

/s/ COMISKEY & COMPANY

PROFESSIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eagle Exploration Company and Subsidiaries

Denver, Colorado

We have audited the accompanying consolidated statement of operations, changes in stockholders’ equity and cash flows of Eagle Exploration Company and Subsidiaries as of March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Eagle Exploration Company and Subsidiaries for the year ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

Ehrhardt Keefe Steiner & Hottman PC

June 12, 2006

Denver, Colorado

F - 1a

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2007

Assets

Current assets
Cash and cash equivalents	$550,460
Investments, available-for-sale	90,335
Accounts receivable	5,978

Total current assets	646,773

Non-current assets
Office furniture, equipment and other, net of accumulated depreciation of $215,953	23,276
Equity investment in LLC	678,033
Other assets	24,250

Total non-current assets	725,559

Total assets	$1,372,332

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,738
Accrued expenses	2,048

Total liabilities	4,786

Commitments

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998
Accumulated deficit	(5,296,413)
Unrealized gain on investments available-for-sale	30,961

Total stockholders’ equity	1,367,546

Total liabilities and stockholders’ equity	$1,372,332

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended March 31,
	2007	2006
Revenues
Oil and gas	$49,147	$52,640

Total revenues	49,147	52,640

Expenses
Depreciation	3,665	7,252
General and administrative expenses	261,615	210,598

Total expenses	265,280	217,850

Loss from operations	(216,133)	(165,210)

Other income (expense)
Interest and dividend income	29,543	27,692
Equity in gains (losses) in LLC	371,607	(18,000)
Other	9,700	—

Total other income	410,850	9,692

Net gain (loss) before other comprehensive income	194,717	(155,518)

Other comprehensive income
Unrealized (loss) on investments available-for-sale during the year	(5,187)	(11,572)

Comprehensive gain (loss)	$189,530	$(167,090)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836

Basic and diluted gain (loss) per common share	$0.06	$(0.05)

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended March 31, 2007 and 2006

	Common Stock		Accumulated	Other Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Deficit	Income	Equity
Balance - March 31, 2005	3,072,836	$6,632,998	(5,335,612)	$47,720	$1,345,106
Net loss	—	—	(155,518)	—	(155,518)
Unrealized gain on investments available-for-sale	—	—	—	(11,572)	(11,572)

Balance - March 31, 2006	3,072,836	6,632,998	(5,491,130)	36,148	1,178,016
Net income	—	—	194,717	—	194,717
Unrealized loss on investments available-for-sale	—	—	—	(5,187)	(5,187)

Balance – March 31, 2007	3,072,836	$6,632,998	$(5,296,413)	$30,961	$1,367,546

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$194,717	$(155,518)

Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	3,665	7,252
Equity in (gains) losses in LLC	(371,607)	18,000
(Gain) loss on disposal of property and equipment	16,789	—
Change in assets and liabilities:
Accounts receivable	1,231	(1,294)
Prepaid expenses and other current assets	587	—
Accounts payable	1,678	(4,320)
Accrued expenses and interest	(9,337)	—

Net cash flows from operating activities	(162,277)	(135,880)

Cash flows from investing activities
Payment of contribution to equity investment in LLC	(41,359)	(51,578)
Proceeds from sale of investments	3,253	—

Net cash flows from investing activities	(38,106)	(51,578)

Net decrease in cash	(200,383)	(187,458)

Cash and cash equivalents, beginning of year	750,843	938,301

Cash and cash equivalents, end of year	$550,460	$750,843

Supplemental disclosure of non-cash activity:

The Company incurred unrealized (loss) on investments available-for-sale for the years ended March 31, 2007 and 2006 of $(5,187) and $(11,572), respectively.

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

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

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing straight-line and accelerated methods over the estimated useful lives of five years for owned assets.

Equity Investment in LLC

The Company accounts for its investment in the LLC on the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No 18). Under the equity method, the Company recognizes its share of the net earnings or losses of the LLC as they occur. The investment is reviewed for impairment on a quarterly basis. No impairment has been recorded as of March 31, 2007.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables and accounts payable approximated fair value as of March 31, 2007 because of the relatively short maturity of these instruments.

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

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

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

Basic and Diluted Earnings per Common Share

In accordance with SFAS 128, basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares, which consisted of 275,000 stock options. These potentially dilutive common shares were not included in computing diluted earnings per share, as their effects would be antidilutive.

Stock-Based Compensation

In December 2004, the FASB issued revised SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS no. 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair values beginning with the first annual period that begins after December 15, 2005, although early adoption is encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is currently required to adopt SFAS 123R for the year ended March 31, 2007. Due to the nature of the options outstanding as of March 31, 2007, the adoption of SFAS 123R did not have a material impact on the Company’s results of operations.

For the year ended March 31, 2006 and prior, the Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to provide pro forma net earnings (loss) and pro forma net earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied.

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

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

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

For the Years Ended March 31, 2006
Net loss before other comprehensive income	$(155,518)
Less: Equity in losses in LLC	18,000

Net loss as reported	(137,518)
Total stock-based compensation expenses determined under fair value accounting, net of tax effects.	—

Pro forma net loss under SFAS 123	$(137,518)

Net loss per common share
As reported	$(0.05)

Pro forma	$(0.05)

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

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2—Investments

Investments at March 31, 2007 consist of the following:

	Fair Value	Cost	Unrealized Gain
Marketable securities, available-for-sale	$90,335	$59,374	$30,961

During the year ended March 31, 2007, the Company received $3,253 in proceeds from the sale of marketable securities.

Note 3—Equity Investment in LLC

Eagle Development Company is a 25% member and co-manager of a Limited Liability Company (“LLC”), which entered into an option agreement to purchase land. The First Option provided for a $25,000 earnest money payment and five $200,000 option payments from the LLC to the landowners. The first payment was made August, 2001, the second payment was made August, 2002, the third payment was made January, 2003, the fourth payment was made by a homebuilder through an escrow in January, 2004, and the fifth payment was made December, 2004. All option payments are non-refundable. The option period can be extended under certain conditions through December 31, 2008, by payments each six months of $100,000 plus interest. In December, 2005, a $100,000 option payment and a $72,000 interest payment were made and the option period was extended to June 30, 2006. The LLC made this payment and the Company’s share was approximately $43,000. The earnest money and all option payments were applied toward the $5,000,000 purchase price of the land in January, 2007, when the option was exercised.

The LLC is a participant in the FRICO Water Resource Agreement. The agreement entered into in January, 2002, provided among other things, that the LLC property was entitled to 300 acre-feet of water through its water and sanitary district for the development of its property. As a result of the park dedication described in Item 6 above, the LLC property does not require all of the water allocated to its property and entered into an agreement with the district and a third party to sell its excess water for $1,500,000. The agreement to sell the excess water was approved and finalized with the South Adams County Water and Sanitation District (SACWSD) and the third party developer acquiring the water. On October 5, 2006 SACWSD notified participants of the FRICO Agreement that a plan was finalized and notice was given to the LLC to make an election to either purchase the water for cash or select a payment plan of either six or 15 years. After the sale of the excess water, the LLC retained the rights to 756 ERUs (equivalent residential units/water taps). One ERU serves one single family detached unit and 2/3rd of an ERU serves one multi-family unit. The LLC made the election to acquire 647 ERUs under the 15-year payment plan and 109 ERUs under the six-year payment plan. Under the 15-year payment plan, the annual payment is $173,086 and under the six year plan the annual payment is $65,535. The LLC’s total annual water payment due November, 2007, will be $238,621, subject to an annual increase of 3.5% on a portion of the subsequent payments. All payments apply to the water tap fees required at the time the building permit is obtained and therefore reimbursable by the builder/developer who purchase the property.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3—Equity Investment in LLC (continued)

Subsequent to year-end, the LLC made its first quarterly installment payment on the note. Total property expenses net to the LLC over the next three years are $385,000 for the remaining portion of 2007, $520,000 annually for 2008 and 2009, and a balloon payment of $2,213,045 due January 10, 2010.

This investment is accounted for using the equity method of accounting. As of March 31, 2007, the LLC has capitalized all of its expenditures related to the real estate transaction. For the year ended March 31, 2007, the LLC assigned the rights to acquire equivalent residential units (water taps) for total proceeds of $1,500,000. The LLC recorded this assignment as the sale of an option on January 19, 2007, resulting in net income for the year. The Company’s share of this net income totals $371,607, which is shown as equity in income of the LLC in the accompanying income statement. This income, plus the Company’s additional equity contribution of cash of $41,359 to the LLC, brings its total investment in the LLC to $678,033.

No impairment to the value of the equity investment in the LLC has been recorded as of March 31, 2007.

The following table summarizes certain unaudited selected financial data of the LLC as of December 31, 2006:

	March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash and accounts receivable	$91,006	$75,519
Investment in land	$5,166,802	$1,171,857
Total assets	$5,257,808	$1,247,376
Total member’s equity	$2,712,132	$1,247,376

Note 4—Income Taxes

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

Reconciliations between the statutory federal income tax expense (benefit) rate as a percentage of net loss before income taxes is as follows:

	March 31,
	2007	2006
Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal income tax	(3.3)	(3.3)
Permanent differences	2.6	2.4
Valuation allowance	34.7	34.9

Effective tax rate per financial statements	—%	—%

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of March 31, 2007, the Company has net operating loss carryforwards totaling approximately $1,600,000, which expires at various times from 2008 through 2027. The Company also has an Investment Tax Credit carryforward of approximately $60,000, which expires in 2015.

The Company had a deferred tax asset of approximately $672,000 as a result of the net operating loss carryforwards and the Investment Tax Credit carryforward, assuming a 37.3% effective tax rate. There is uncertainty as to whether the Company will generate sufficient revenues in the future to utilize the net operating loss carryforwards and the Investment Tax Credit carryforward and therefore 100% of the deferred tax asset has been fully reserved.

Note 5—Stock Options

On July 17, 2002, the Board approved the issuance of 275,000 stock options to certain employees. The exercise price of the stock options was $.20 per share. The stock options vested immediately and are exercisable over a five-year term.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for the stock option plans.

The following table presents the activity for options:

	For the Years Ended March 31,
	2007		2006
	Options	Price *	Options	Options
Outstanding, beginning of year	275,000	$0.20	275,000	$0.20
Granted	—	—	—	—
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—

Outstanding, end of year	275,000	$0.20	275,000	$0.20

*	Price reflects the weighted average exercise price.

The weighted average remaining life of the options is 1.7 years. These options vested immediately upon issuance.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6—Commitments

Operating Leases

The Company leases its office space under an operating lease on a month-to-month basis. Rent expense was $16,400 and $15,240 for the years ended March 31, 2007 and 2006, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The disclosure requirements of Item 304 of Regulation SB are not applicable. On March 19, 2007, the Company filed a Form 8-K whereas the board of directors of the Company approved a change in its registered independent accounting firm to audit its financial statements. The Company dismissed Ehrhardt Keefe Steiner & Hottman PC and appointed Comiskey & Company, PC, of Denver, Colorado, to serve as its registered independent accounting firm. The change was made to attempt to lower costs and to take advantage of working with a smaller firm.

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such is defined in Rules 13a-13(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period covered by this report. Based on such evaluation, such officers have concluded that, as of March 31, 2007, our disclosures and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our controlled subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ending March 31, 2008 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Comiskey & Company (Comiskey) will also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404, and as a result we have not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the year ended March 31, 2007 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

In connection with the audit of the period ended March 31, 2007, the Company’s auditors communicated to the Company, matters it considered to be a material weakness in the Company’s internal controls relating to the preparation and review of financial statements and disclosures, accounting for the equity investment in the LLC, accounting for investments and the preparation of the tax provision. Specifically, our personnel lacked sufficient knowledge and experience and did not have appropriate oversight. Also, Company’s auditors communicated to the Company matters it considered to a significant deficiency in the Company’s internal controls relating to the limited resources available in the accounting and finance department to maintain a complete segregation of accounting processes and duties. The Company maintains a two person staff in accounting and finance, a bookkeeper and the certified financial officer, who both own stock in the Company. Consequently, some of the duties that would normally be segregated for internal control purposes cannot be assigned to other Company employees due to the technical accounting background needed to perform these duties. However, management oversight of the accounting and finance data gathering, processing and reporting mitigates the deficiency in segregation of duties.

Item 8B. Other Information

There is no information required to be reported on Form 8-K for the fourth quarter of the period covered by this report that was not so reported.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

The following are the directors and executive officers of the Company.

	Raymond N. Joeckel (1)	Paul M. Joeckel (1)	M. D. Young
Director since	October 1979	October, 1979	February, 1990

Position(s) with The Company	President, Chief Executive Officer & Director	Secretary, Chief Financial Officer & Director	Director

Age	81	55	83

(1)	Messrs. Raymond N. Joeckel and Paul M. Joeckel, the Company’s only executive officers, have served as the Company’s President and Secretary, respectively, since December, 1979, and Paul M. Joeckel has served as Chief Financial Officer since April, 2004. The executive officers of the Company hold office until their death, resignation, or removal by the Board of Directors. There is no arrangement or understanding between any director or officer or any other person pursuant to which he was or is to be selected as a director or officer. Paul M. Joeckel is the son of Raymond N. Joeckel.

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

Section 16(a) of the ‘34 Act requires officers, directors and the persons who own more than ten percent of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Directors, officers and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) reports filed. Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period ended March 31, 2007, all SEC filing requirements applicable to its officers, directors and greater than ten percent shareholders were met.

The Company has not adopted a Code of Ethics but intends to do so during fiscal 2008. The Company does not have any audit, nominating or compensation committees given its overall size and that it has only two employees.

Item 10. Executive Compensation

The following information shows the compensation of the named executive officers for each of the Company’s last two fiscal years.

	SUMMARY COMPENSATION TABLE
	ANNUAL COMPENSATION				LONG TERM COMPENSATION
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation*	Restricted Stock Awards	Options/ SARs	LTIP Payouts	All Other Compen- sation
Raymond N.	2007	N/A	N/A	$5,799	N/A	N/A	N/A	N/A
Joeckel	2006	N/A	N/A	$5,113	N/A	N/A	N/A	N/A
President

Paul M.	2007	$64,000	N/A	$28,350	N/A	N/A	N/A	N/A
Joeckel	2006	$64,000	N/A	$10,600	N/A	N/A	N/A	N/A

*	Includes health insurance premiums, company cars officers are allowed to use, meals and entertainment.

It is anticipated that salary payments to officers by the Company during the next fiscal year for services in all capacities will not exceed the amount set forth in the above table.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of June 28, 2007, regarding the common stock ownership of those persons known by the Company to be the beneficial owners of more than five percent of its common stock, it directors, and its officers and directors as a group.

Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Paul M. Joeckel	439,599 shares (1)	14.31%
1801 Broadway	Direct and options
Suite 1010
Denver, CO 80202

Raymond N. Joeckel	100,000 shares (2)	3.26%
250 El Camino Real	Options
Suite 218
Tustin, CA 92780

M. D. Young	500 shares	-0-
483 Clubhouse Court	Direct
Loveland, CO 80537

Paul M. Joeckel, Trustee	1,346,481 shares	43.82%
Joeckel Family Trust	Direct
1801 Broadway
Suite 1010
Denver, CO 80202

Norman K. Brown	344,641 shares	11.22%
3857 46th Avenue, NE	Direct
Seattle, WA 98105

All officers and	1,886,580 shares	61.39%
directors as a group	Direct and options

(1)	Includes 150,000 shares underlying presently exercisable options, which expire July 7, 1007. The exercise price is $.20 per share. See Note 6 to the Consolidated Financial Statements. Also includes 94,122 shares held by Joeckel Enterprises of which Paul M. Joeckel is the managing partner.
(2)	Represents shares underlying presently exercisable options as described in Note 1 of which 100,000 and 150,000 are held by Raymond N. Joeckel and Paul M. Joeckel, respectively. See Note 6 to the Consolidated Financial Statements.

Directors are not compensated for their services as such.

The Company knows of no arrangements, which could at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

There were no transactions during the fiscal year ended March 31, 2006, required to be reported hereunder.

PART IV

Item 13. Exhibits

Exhibits:

Item No. Per S-K	Document as Form 10-KSB Exhibit	Reference
(2)	Plan of acquisition, sale, reorganization arrangement, liquidation or succession	– None –

(3)	Articles of Incorporation and By-Laws	(1)

(4)	Instruments defining the rights of security holders, including indentures	– None –

(5)	Opinion re: legality	– None –

(6)	No exhibit required	N/A

(7)	No exhibit required	N/A

(9)	Voting trust agreement	– None –

(10)	Material contracts:

10.02(a)	Colony Square	(2)

10.02(b)	Buffalo Highlands, LLC	(2)

10.03	Agreement to Assign Option Agreement And Option Agreement dated November 11, 2003	(3)

10.04	Special Warranty Deed	(4)

10.05	Deed of Trust	(4)

(11)	Statement re: Computation of per share earning	N/A

(12)	No exhibit required	N/A

(13)	Annual or quarterly reports, Form 10-Q or Form 10-QSB	– None –

(16)	Letter re: change in certifying accountants	– None –

(18)	Letter re: change in accounting principles	– None –

(21)	Subsidiaries of the Registrant	(1)

(23)	Consent of experts and counsel	– None –

(24)	Power of attorney	– None –

(25)	Statement of eligibility of trustee	– None –

31.1	Certification of Chief Executive Officer Section 302	(4)

31.2	Certification of Chief Financial Officer Section 302	(4)

32.1	Certification of Chief Executive Officer Section 906	(4)

32.2	Certification of Chief Financial Officer Section 906	(4)

(1)	Previously filed documents incorporated herein by reference to the Company’s Registration statement on Form S-1 (No. 2-67971) effective September 14, 1980.
(2)	Filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.
(3)	Filed with the Company’s Report on Form 8-K on January 16, 2004.
(4)	Filed herewith.

Item 14. Principal Accountant Fees and Services

The Company paid its principal accountant the following fees:

	Fiscal Year 2007	Fiscal Year 2006

Audit and Quarterly Review Fees	$25,200	$15,350
Other Audit Related Fees	$—	$—
Tax Fees	$3,800	$3,150
Other Fees	$—	$—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE EXPLORATION COMPANY

By:	/s/ Raymond N. Joeckel
Raymond N. Joeckel
President
June 29, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond N. Joeckel
Raymond N. Joeckel
President, Chief Executive Officer & Director
June 29, 2007

/s/ Paul M. Joeckel
Paul M. Joeckel
Secretary, Chief Financial Officer & Director
June 29, 2007

/s/ M. D. Young
M. D. Young
Director
June 29, 2007

EXHIBIT INDEX

No.	Description
10.04	Special Warranty Deed
10.05	Deed of Trust
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer