Form 10QSB
period 2007-06-30
EAGLE EXPLORATION CO
filed 2007-08-13
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes   X     No      .

Indicate the number of shares outstanding of each of the issuer’s classed of common equity, as of the latest practicable date:

Class	Number of Shares
Common stock	3,072 836

Transitional Small Business Disclosure format: (Check one)    Yes          No   X .

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2007	March 31, 2007
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$546,232	$550,460
Marketable securities	46,120	90,335
Accounts receivable	8,827	5,978

Total current assets	601,179	646,773

Non-current assets Office furniture, equipment and other, net of accumulated depreciation of $215,953 and $216,872 at March 31, 2007 and June 30, 2007, respectively	22,357	23,276
Equity investment in LLC	686,550	678,033
Other assets	24,250	24,250

Total non-current assets	733,157	725,559

Total assets	$1,334,336	$1,372,332

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,738	$2,738
Accrued expenses	—	2,048

Total current liabilities	2,738	4,786

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,297,520)	(5,296,413)
Unrealized gain (loss) on investments available-for-sale	(3,880)	30,961

	1,331,598	1,367,546

Total liabilities and stockholders’ equity	$1,334,336	$1,372,332

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,
	2007	2006
Revenues
Oil and gas	$12,552	$12,206

Total revenue	$12,552	$12,206

Expenses
Depreciation	919	908
General and administrative expenses	44,596	53,441

Total expense	45,515	54,349

Loss from operations	(32,963)	(42,143)

Other income (expense)
Interest and dividend income	5,213	7,411
Income earned on sold investment	39,376	—
Equity in losses in LLC	(12,733)	(17,391)

Total other income (expense)	31,856	(9,980)

Net gain (loss) before other comprehensive income	(1,107)	(52,123)

Other comprehensive income
Gain (loss) arising during the period	4,535	(12,708)
Reclass adjustment	(39,376)	—

Total other comprehensive loss	(34,841)	(12,708)

Comprehensive loss	$(35,948)	$(64,831)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836

Basic and diluted loss per common share	$(.00)	$(.02)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net gain (loss)	$(1,107)	$(52,123)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	919	908
Equity in losses in LLC	12,733	17,391
Gain on sale of investment	(39,375)	—
Change in assets and liabilities:
Accounts receivable	(2,850)	(2,516)
Accounts payable	(2,048)	—

	(30,621)	15,783

Net cash flows used in operating activities	(31,728)	(36,340)

Cash flows from investing activities
Payment of contribution to equity investment in LLC	(21,250)	(46,250)
Proceeds from the sale of investments available-for-sale	48,750	3,253

Net cash flows provided by (used in) investing activities	27,500	(42,997)

Net (decrease) in cash and cash equivalents	(4,228)	(79,337)

Cash and cash equivalents, beginning of year	550,460	750,843

Cash and cash equivalents, end of quarter	$546,232	$671,506

Supplemental disclosure of cash flow information:

The change in unrealized loss on investments available for sale for the three months ended June 30, 2007 and June 30, 2006 was $34,841 and $12,708, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2007 and March 31, 2007, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended June 30, 2007 and 2006. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 2007, included in the Company’s 10-KSB filed with the Securities and Exchange Commission on June 29, 2007.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition, Liquidity and Capital Resources

The Company’s cash at June 30, 2007 was $546,232 as compared to cash for the year ended March 31, 2007 of $550,460. During the quarter the Company liquidated a marketable security at a gain, realizing cash proceeds of $48,750 and paid a cash call in the amount of $21,250 to the Buffalo Highlands, LLC.

Stockholders’ equity decreased from $1,367,546 at March 31, 2007 to $1,331,598 at June 30, 2007 or $35,948. The Company incurred an unrealized loss on investments available-for-sale for the period ended June 30, 2007 of $34,841, offset by a realized gain on sales of investments of $39,376 and a net loss before other comprehensive income of $1,107.

Results of Operations

For the Three Months Ended June 30, 2007, Compared to the Three Months Ended June 30, 2006.

For the three months ended June 30, 2007, the Company’s oil and gas revenue was $12,552 as compared to $12,206 for the three months ended June 30, 2006. Other income of $44,589 includes interest and dividend income of $5,213 and income earned on sold investments of $39,376. Equity in losses of the LLC totaled $12,733 as compared with $17,391 for the previous year. Losses decreased due to the exercise of the LLC’s option to purchase real estate, since the current carrying cost of the property is less than interest incurred to extend the purchase option another year.

Unrealized loss on investments available-for-sale was $34,841 for the period ended June 30, 2007, and $12,708 for the period ended June 30, 2006. This resulted in a comprehensive loss of $35,948 for the period ended June 30, 2007 and $64,831 for the period ended June 30, 2006.

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

(b)	No reports on Form 8-K have been filed during the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE EXPLORATION COMPANY
(Registrant)

By:	/s/ Raymond N. Joeckel

Raymond N. Joeckel
President/Chief Executive Officer

By:	/s/ Paul M. Joeckel

Secretary/Chief Financial Officer

Date: August 13, 2007