Form 10QSB
period 2007-09-30
EAGLE EXPLORATION CO
filed 2007-11-14
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1

Condensed Consolidated Balance Sheets

	September 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$494,522	$550,460
Marketable securities	43,840	90,335
Accounts receivable	5,900	5,978

Total current assets	544,262	646,773

Office furniture, equipment and other, net of accumulated depreciation of $217,791 and $215,953 at September 30, 2007 and March 31, 2007, respectively	21,438	23,276
Equity investment in LLC	690,656	678,033
Other assets	24,250	24,250

Total non-current assets	736,344	725,559

Total assets	$1,280,606	$1,372,332

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,738	$2,738
Deposits, deferred revenue and other	—	2,048

Total current liabilities	2,738	4,786

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,348,970)	(5,296,413)
Unrealized holding gain on investments available for sale	(6,160)	30,961

Total stockholders’ equity	1,277,868	1,367,546

Total liabilities and stockholders’ equity	$1,280,606	$1,372,332

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Six Months Ended September 30, 2007	For the Six Months Ended September 30, 2006
Revenue
Oil and gas	$12,448	$14,665	$25,000	$26,871

Total revenue	12,448	14,665	25,000	26,871

Expenses
Depreciation	919	919	1,838	1,827
General and administrative expense	56,405	60,757	101,001	114,198

Total expense	57,324	61,676	102,839	116,025

Loss from operations	(44,876)	(47,011)	(77,839)	(89,154)

Other income (expense)
Interest and dividend income	6,319	8,476	11,532	15,887
Income earned on sold investments	—	—	39,376	—
Equity in losses in LLC	(12,893)	—	(25,626)	(17,391)

Total other income (expense)	(6,574)	8,476	25,282	(1,504)

Net loss before other comprehensive loss	(51,450)	(38,535)	(52,557)	(90,658)

Other comprehensive income (loss)
Unrealized gain (loss) arising during period	(2,280)	(245)	2,255	(12,953)
Reclass adjustment	—	—	(39,376)	—

Comprehensive loss	$(53,730)	$(38,780)	$(89,678)	$(103,611)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836	3,072,836	3,072,836

Basic and diluted loss per common share	$(0.02)	$(0.013)	$(0.019)	$(0.034)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(52,557)	$(90,658)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,838	1,827
Equity in losses in LLC	25,625	17,391
Gain on sale of investment	(39,375)
Change in assets and liabilities:
Accounts receivable	79	(1,068)
Accounts payable	(2,048)	—

	(13,881)	18,150

Net cash flows used in operating activities	(66,438)	(72,508)

Cash flows from investing activities
Payment of contribution to equity investment in LLC	(38,250)	(46,250)
Proceeds from the sale for investments available-for-sale	48,750	3,253

Net cash flows used in investing activities	10,500	(42,997)

Net decrease in cash and cash equivalents	(55,938)	(115,505)
Cash and cash equivalents, beginning of year	550,460	750,843

Cash and cash equivalents, end of quarter	$494,522	$635,338

Supplemental disclosure of cash flow information:

The change in unrealized (loss) gain on investments available-for-sale for the six months ended September 30, 2007 and September 30, 2006 was $2,255 and $(12,953), respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments consisting of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position at September 30, 2007, and March 31, 2007, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months ended September 30, 2007, and 2006. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash at September 30, 2007 was $494,522 as compared to cash for the year ended March 31, 2007 of $550,460. This decrease in cash of $55,938 was primarily due to a contribution to the equity investment loss for the period.

Stockholder’s equity decreased from $1,367,546 at March 31, 2007 to $1,277,868 at September 30, 2007 or $89,678. The Company incurred an unrealized gain on investments available-for-sale for the period ended September 30, 2007 of $2,255 and a net loss before other comprehensive income of $52,557.

Results of Operations

For the Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006.

For the six months ended September 30, 2007, the Company’s total oil and gas revenue was $25,000 as compared to $26,871 for the six months ended September 30, 2006. Other income including interest and dividend income was $11,532 for the period ended September 30, 2007 and $15,887 for the period ended September 30, 2006.

Total expense for the six months ended September 30, 2007 was $102,839 as compared to $116,025 for the six months ended September 30, 2006. Unrealized gain on investments available-for-sale for the period ended September 30, 2007 was $2,255 and for the period ended September 30, 2006 the Company had an unrealized loss on investments available-for-sale of $12,953. This resulted in a comprehensive loss of $89,678 and $103,611 for the period ended September 30, 2007 and 2006, respectively.

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

In connection with the audit of the year ended March 31, 2007, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, there is a lack of segregation of duties that is considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing and size of the accounting and finance department.

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2007.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE EXPLORATION COMPANY
(Registrant)

By:	/s/ Raymond N. Joeckel
Raymond N. Joeckel
President and Chief Financial Officer

By:	/s/ Paul M. Joeckel
Paul M. Joeckel
Secretary and Vice President Operations

Date: November 14, 2007