Form 10QSB
period 2007-12-31
EAGLE EXPLORATION CO
filed 2008-02-13
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Number of Shares
Common stock	3,072,836

Transitional Small Business Disclosure format: (Check one)  Yes  ☐    No  ☒.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements.

Condensed Consolidated Balance Sheets

	December 31, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$418,520	$550,460
Certificates of deposit	37,500	—
Marketable securities	39,940	90,335
Accounts receivable	11,347	5,978

Total current assets	507,307	646,773
Office furniture, equipment and other, net of accumulated depreciation of $218,710 and $215,953 at December 31, 2007 and March 31, 2007, respectively	20,519	23,276
Equity investment in LLC	694,711	678,033
Other assets	24,250	24,250

Total assets	$1,246,787	$1,372,332

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,738	$2,738
Deposits, deferred revenue and other	—	2,048

Total current liabilities	3,738	4,786

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,379,889)	(5,296,413)
Unrealized holding gain (loss) on investments available for sale	(10,060)	30,961

	1,243,049	1,367,546

Total liabilities and stockholders’ equity	$1,246,787	$1,372,332

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue
Oil and gas	$24,828	$12,089	$49,828	$38,960

Total revenue	24,828	12,089	49,828	38,960

Expenses
Depreciation	919	919	2,757	2,746
General and administrative	45,988	47,711	146,989	161,909

Total expense	46,907	48,630	149,746	164,655

Loss from operations	(22,079)	(36,541)	(99,918)	(125,695)

Other income
Interest and dividend income	4,054	6,588	15,586	22,475
Gain on sale of investment	—	—	39,376	—
Equity in losses in LLC	(12,894)	—	(38,520)	(17,391)

Total other income (expense)	(8,840)	6,588	16,442	5,084

Net loss before other comprehensive income (loss)	(30,919)	(29,953)	(83,476)	(120,611)
Other comprehensive income (loss)
Unrealized gain (loss) on investments available-for-sale	(3,900)	135	(41,021)	(12,818)

Comprehensive (loss)	$(34,819)	$(29,818)	$(124,497)	$(133,429)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836	3,072,836	3,072,836

Basic and diluted loss per common share	$(.01)	$(.01)	$(.04)	$(.04)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net loss	$(83,476)	$(120,611)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,757	2,746
Equity in losses in LLC	38,520	17,391
Gain on sale of investment	(39,376)
Change in assets and liabilities:
Accounts receivable	(5,369)	498
Accounts payable	(1,048)	—

	(4,516)	20,635

Net cash flows used in operating activities	(87,992)	(99,976)

Cash flows from investing activities
Purchase of certificate of deposit	(37,500)
Payment of contribution to equity investment in LLC	(55,198)	(58,750)
Proceeds from sale for investments available-for-sale	48,750	3,253

Net cash flows used in investing activities	(43,948)	(55,497)

Net decrease in cash and cash equivalents	(131,940)	(155,473)
Cash and cash equivalents, beginning of year	550,460	750,843

Cash and cash equivalents, end of quarter	$418,520	$595,370

Supplemental disclosure of cash flow information:

The change in unrealized loss on investments available-for-sale for the nine months ended December 31, 2007 and December 31, 2006 was $41,021 and $12,818, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2007 and March 31, 2007 and of the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2007 and 2006 and the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2007 and 2006. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash at December 31, 2007 was $418,520 as compared to cash at March 31, 2007 of $550,460. This decrease in cash of $131,940 was primarily due to the additional equity investment and interest expense in the Buffalo Highlands, LLC, (“LLC”) and operating costs.

Stockholders’ equity decreased from $1,367,546 at March 31, 2007 to $1,243,049 at December 31, 2007 or $124,497. The Company incurred an unrealized loss on investments available-for-sale of $41,021 and a net loss before other comprehensive income of $83,476 for the nine months ended December 31, 2007.

In an effort to preserve the Company’s capital, management agreed along with the other members of the LLC to secure a $1,000,000 line of credit to be used for the quarterly installment payments on the Promissory Note to the Seller of the land held by the LLC, the annual water payments and other miscellaneous cost while holding the property. The Company and one other member of the LLC guaranteed the line of credit. The line of credit with the bank is due approximately 30 days prior to the balloon payment on the Promissory Note to the Seller, due January, 2010. The LLC will attempt to renegotiate the Promissory Note and the line of credit in the event the property is not sold prior to the time when both the Promissory Note to the Seller and the line of credit with the bank are due and payable.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Results of Operations

For the Nine Months Ended December 31, 2007, Compared to the Nine Months Ended December 31, 2006.

For the nine months ended December 31, 2007, the Company’s total oil and gas revenue was $49,828 as compared to $38,960 for the nine months ended December 31, 2006. The increase was due to the receipt of a lease bonus payment in the amount of $12,507 during the current quarter. Interest and dividend income was $15,586 for the nine months ended December 31, 2007 and $22,475 for the nine months ended December 31, 2006. This decrease is the result of lower interest rates and smaller investments.

Total expense for the nine months ended December 31, 2007, was $149,746 as compared to $164,665 for the nine months ended December 31, 2006. Unrealized loss on investments available-for-sale for the nine months ended December 31, 2007 was $41,021 compared to an unrealized loss of $12,818 for the nine months ended December 31, 2006. This resulted in a comprehensive loss of $124,497 and $133,429 for the periods ended December 31, 2007, and 2006, respectively.

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

In connection with the audit of the year ended March 31, 2007, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, there is a lack of segregation of duties that is considered to be a weakness in the Company’s internal controls relating to the adequacy of staffing and size of the accounting and finance department.

PART II

Item 6:	Exhibits and reports on Form 8-K

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K have been filed during the quarter-ended December 31, 2007.

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

Date: February 12, 2008