Form 10KSB
period 2008-03-31
EAGLE EXPLORATION CO
filed 2008-07-14
CIK 30906

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-9458

Eagle Exploration Company

(Name of small business issuer in its charter)

Colorado	84-0804143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

93 Spyglass Drive, Littleton, CO 80123

(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (303) 797-6816

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

Issuer’s revenues for the fiscal year ended March 31, 2008, were $67,802.

At July 11, 2008, 3,072,836 shares of common stock, no par value, the registrant’s only class of voting stock were outstanding. The aggregate market value of the 1,416,256 common shares of the registrant held by nonaffiliates was approximately $191,195 at July 11, 2008, based on the mean between the bid and asked prices on the OTC Bulletin Board of $.09 and $.18, respectively. See Item 5 herein for additional information in this regard.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I

Item 1.	Description of Business

Nature of Business and Management’s Plan

Eagle Exploration Company’s history of operations includes the purchase and development of residential and commercial real estate. In 1992 the Company began to change its focus from oil and gas exploration to real estate development and in connection with this change subsequently sold most of its oil and gas interests and investments. However, the Company continues to hold minor interests in oil and gas properties. The Company is also investigating various potential acquisitions and other business opportunities.

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

Employees

As of July 11, 2008, the Company had one full-time employee. The Company has and may retain independent consultants from time to time on a limited basis.

Item 2.	Description of Property

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

No matters were submitted during the fourth quarter of fiscal 2008 to a vote of the Company’s security holders.

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

	High Bid	Low Bid
2006
1st quarter	$.35	$.25
2nd quarter	$.22	$.22
3rd quarter	$.60	$.15
4th quarter	$.30	$.15
2007
1st quarter	$.20	$.15
2nd quarter	$.25	$.15
3rd quarter	$.25	$.15
4th quarter	$.20	$.08
2008
1st quarter	$.25	$.08
2nd quarter	$.18	$.09

As of July 11, 2008, the Company had approximately 484 shareholders of record of its common stock and an undetermined number of beneficial owners.

The Company did not sell any of its equity securities during the fiscal year ended March 31, 2008, nor did it repurchase any such securities during that period.

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

Overview

The Company’s cash and cash equivalents at March 31, 2008 were $415,692 compared to $550,460 for the prior year ended March 31, 2007. The Company’s marketable securities available-for-sale for the year ended March 31, 2008 was $42,900. For the previous year ended March 31, 2007, the marketable securities available-for-sale was $90,335. The decrease in cash and cash equivalents for the fiscal year ended March 31, 2008, was due to operating costs and a contribution to equity of an investment.

Eagle Development Company, a wholly owned subsidiary of Eagle Exploration Company, (the Company) owns a 25 percent membership interest in, and is co-manager of, Buffalo Highlands, LLC, a Colorado Limited Liability Company, (the LLC). The Annual Report on Form 10-KSB for the year ended March 31, 2007, described in detail the Company’s primary business of developing single family and multi-family subdivisions including the summary of the Company’s process of acquiring approximately 320 acres of undeveloped land in Adams County, Colorado, located immediately northeast of Denver, Colorado, (the Property). The LLC acquired the Property on January 19, 2007. Also in the prior year’s Annual Report, the Company reported the metro Denver housing market, much like the national housing market was suffering from declining sales, rising inventories and flat home prices resulting in little or no demand from the national building community for undeveloped lots as future sites for new home construction. Concurrently with these poor market conditions and no assurance of when the market conditions will improve, the Company was faced with the decision to either walk away from the Property and cut its losses or to continue its ownership in the Property and preserve its investment of nearly 20 percent of the purchase price and capitalize on its negotiated sale of a portion of the properties water rights for approximately 30 percent of the purchase price. After careful consideration the decision was made to purchase the Property. The Seller accepted the proceeds from the sale of the water rights as a down payment toward the purchase price and agreed to carry the balance of the remaining purchase price for three years ending January 19, 2010.

As a result the challenge for the fiscal year ended March 31, 2008, and beyond is to successfully manage the Company’s limited resources and to continue to hold the Property until market conditions improve. The Company does have the resources to hold the Property and pay its share of expenses through the term of the Note. However, it does not have the financial resources to pay its share of the remaining purchase price, water payments and the cost of the final plat without first securing a sales contract with a home builder prior to the due date of the Note.

In an effort to preserve the Company’s capital, management agreed along with the other members of the LLC to secure a $1,000,000 line of credit to be used for the quarterly installment payments on the Promissory Note to the Seller of the land held by the LLC, the annual water payments and other miscellaneous costs while holding the property. The Company and one other member of the LLC guaranteed the line of credit. The line of credit with the bank is due approximately 30 days prior to the time when both the Promissory Note to the Seller and the line of credit with the bank are due and payable.

The decision to finance these expenses allowed the Company to preserve its cash necessary for overhead as well as the possibility to extend the Note in the event a contract could not be secured on the Property prior to the due date of the Note. Market conditions for selling in fiscal 2008 have not improved from the previous period. The possibility that market conditions would not improve by the end of the Note became more apparent. Having limited alternatives, management also made the decision to suspend the salary for Paul M. Joeckel, including associated benefits and reduce the salary for the one full time employee until such time the Property is successfully divested.

Paul M. Joeckel has agreed to continue his executive role with the Company, including co-management of the LLC, review due diligence and negotiations with merger candidates and Company reporting obligations without compensation. Likewise the full-time employee has agreed to continue the accounting and reporting obligations until the Property is sold or until such time other capitalization is provided. As consideration for this deferral of wages both Paul M. Joeckel and the Company’s employee will be compensated for their continued service in the form of a commission on the sale of the property, stock grant or cash bonus to be determined by management at the appropriate time.

The net effect of these cost reductions have positioned the Company to pay all of its expenses including the interest expense on its share of the line of credit with its current cash flow generated from the Company’s producing oil and gas properties and interest and dividend income. The posturing of the Company in this manner is intended to preserve the Company’s cash through the term of the Note. This effort may help to facilitate the Company’s success

Stockholders’ equity decreased from $1,367,546 at March 31, 2007, to $1,228,362 at March 31, 2008 or $139,184. The Company incurred unrealized loss on investments available-for-sale as of March 31, 2008 of $5,440 as compared to unrealized loss on investments available-for-sale of $5,187 as of March 31, 2007.

Results of Operations

Fiscal 2008 Compared with Fiscal 2007

Oil and gas royalties for the year ended March 31, 2008, were $67,802 as compared to $49,147 for the year ended March 31, 2007. This increase is primarily due to higher oil and gas prices. Other income included interest and dividend income for the year ended March 31, 2008 was $19,775, and for the year ended March 31, 2007 interest and dividend income was $29,543. This decrease in interest and dividend income is a result of lower interest and dividend rates. At March 31, 2008 a gain on the sale of an investment was $39,376. Equity in loss of the LLC for the year ended March 31, 2008 was $52,891. This was a result of operating costs of the LLC. For the prior period ended March 31, 2007, the Company’s equity gain of the earnings of the LLC was $371,607 due primarily to the water sale of that year.

Total expenses for the year ended March 31, 2008 were $175,185 and $265,280 for the year ended March 31, 2007. This decrease in expenses is primarily due to the Company’s efforts to reduce operating costs of approximately $60,000, the prior year’s loss on disposal of property of approximately $20,000 and accounting fees of approximately $10,000. Unrealized loss on investments available-for-sale for the year ended March 31, 2008, was $5,440 compared to an unrealized loss on investments available-for-sale for the period ended March 31, 2007, of $5,187.

Financial Condition, Liquidity and Capital Resources

The Company believes its working capital position will enable it to meet its cash operating requirements during the next 12 months. However, see the discussion above, which describes the long-term challenges the Company faces in financing its share of the LLC costs relating to its property development.

Item 7.	Financial Statements

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eagle Exploration Company and Subsidiaries

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Eagle Exploration Company and Subsidiaries as of March 31, 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Exploration Company and Subsidiaries as of March 31, 2008, and the results of its operations and cash flows for the years ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

June 26, 2008

Denver, Colorado

          /s/ COMISKEY & COMPANY

PROFESSIONAL CORPORATION

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2008

Assets
Current assets
Cash and cash equivalents	$415,692
Investments, available-for-sale	42,900
Accounts receivable	8,590

Total current assets	467,182

Non-current assets
Office furniture, equipment and other, net of accumulated depreciation of $215,953	19,600
Equity investment in LLC	841,290
Other assets	24,250

Total non-current assets	885,140

Total assets	$1,352,322

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$510
Guarantee on LLC line of credit	123,450

Total liabilities	123,960

Commitments
Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998
Accumulated deficit	(5,397,536)
Unrealized loss on investments available-for-sale	(7,100)

Total stockholders’ equity	1,228,362

Total liabilities and stockholders’ equity	$1,352,322

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended March 31,
	2008	2007
Revenues
Oil and gas	$67,802	$49,147

Total revenues	67,802	49,147

Expenses
Depreciation	3,676	3,665
General and administrative expenses	171,509	261,615

Total expenses	175,185	265,280

Loss from operations	(107,383)	(216,133)

Other income (expense)
Interest and dividend income	19,775	29,543
Gain on sale of investment	39,376	—
Equity in gains (losses) in LLC	(52,891)	371,607
Other	—	9,700

Total other income	6,260	410,850

Net gain (loss) before other comprehensive income	(101,123)	194,717
Other comprehensive income
Unrealized (loss) on investments available-for-sale during the year	(5,440)	(5,187)
Less reclassification adjustment	(32,621)	—

Comprehensive gain (loss)	$(139,184)	$189,530

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836

Basic and diluted gain (loss) per common share	$(0.04)	$0.06

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended March 31, 2008 and 2007

	Common Stock		Accumulated Deficit	Other Accumulated Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2006	3,072,836	$6,632,998	(5,491,130)	$36,148	$1,178,016
Net income	—	—	194,717	—	194,717
Unrealized gain on investments available-for-sale	—	—	—	(5,187)	(5,187)

Balance - March 31, 2007	3,072,836	6,632,998	(5,296,413)	30,961	1,367,546
Net loss	—	—	(101,123)	—	(101,123)
Reclassification adjustment	—	—	—	(32,621)	(32,621)
Unrealized loss on investments available-for-sale	—	—	—	(5,440)	(5,440)

Balance – March 31, 2008	3,072,836	$6,632,998	$(5,397,536)	$(7,100)	$1,228,362

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(101,123)	$194,717

Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	3,676	3,665
Equity in (gains) losses in LLC	52,891	(371,607)
Gain on sale of investment	(39,376)	—
(Gain) loss on disposal of property and equipment	—	16,789
Change in assets and liabilities:
Accounts receivable	(2,612)	1,231
Prepaid expenses and other current assets	—	587
Accounts payable	(2,228)	1,678
Accrued expenses and interest	(2,048)	(9,337)

Net cash flows from operating activities	(90,820)	(162,277)
Cash flows from investing activities
Purchase of certificate of deposit	(37,500)
Payment of contribution to equity investment in LLC	(55,198)	(41,359)
Proceeds from sale of investments	48,750	3,253

Net cash flows from investing activities	(43,948)	(38,106)
Net decrease in cash	(134,768)	(200,383)
Cash and cash equivalents, beginning of year	550,460	750,843

Cash and cash equivalents, end of year	$415,692	$550,460

Supplemental disclosure of non-cash activity:

The Company incurred unrealized (loss) on investments available-for-sale for the years ended March 31, 2008 and 2007 of $(5,440) and $(5,187), respectively.

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

Equity Investment in LLC

The Company accounts for its investment in the LLC on the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No 18). Under the equity method, the Company recognizes its share of the net earnings or losses of the LLC as they occur. The investment is reviewed for impairment on a quarterly basis. No impairment has been recorded as of March 31, 2008.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables and accounts payable approximated fair value as of March 31, 2008 because of the relatively short maturity of these instruments.

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

Stock-Based Compensation

In December 2004, the FASB issued revised SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS no. 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair values beginning with the first annual period that begins after December 15, 2005, although early adoption is encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company adopted SFAS 123R for the year ended March 31, 2008. Due to the nature of the options outstanding as of March 31, 2008, the adoption of SFAS 123R did not have a material impact on the Company’s results of operations.

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

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Recent Accounting Pronouncement

In December, 2007, the Financial Accounting Standards Board (“FSAB”) revised Statement of Financial Accounting Standards (“SFAS”) NO. 141. This Statement requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective as of the beginning of the Company’s first fiscal year beginning on or after December 15, 2008. The Company does not expect application of SFAS No. 141 ® to have a material effect on its financial statements.

In December, 2007, the FASB issued SFAS No. 160. This Statement clarifies that a noncontrolling interest in a subsidiary should be reported as equity in consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent, SFAS 160 is effective as of the beginning of the Company’s first fiscal year that begins on or after December 15, 2008. The Company does not expect application of SFAS No. 160 to have a material effect on its financial statements.

Guarantees and Indemnification Agreements

The Company follows FASB Interpretation Number 45, "Guarantor's" Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." ("FIN 45"). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees.

Note 2 - Investments

Investments at March 31, 2008 consist of the following:

	Fair Value	Cost	Unrealized Loss
Marketable securities, available-for-sale	$42,900	$50,000	$(7,100)

During the year ended March 31, 2008 and 2007, the Company received $48,750 and $3,253 respectively, in proceeds from the sale of marketable securities.

Note 3 - Equity Investment in LLC

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

The LLC is a participant in the FRICO Water Resource Agreement. The agreement entered into in January, 2002, provided among other things, that the LLC property was entitled to 300 acre-feet of water through its water and sanitary district for the development of its property. As a result of the park dedication described in Item 6 above, the LLC property does not require all of the water allocated

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

to its property and entered into an agreement with the district and a third party to sell its excess water for $1,500,000. The agreement to sell the excess water was approved and finalized with the South Adams County Water and Sanitation District (SACWSD) and the third party developer acquiring the water. On October 5, 2006, SACWSD notified participants of the FRICO Agreement that a plan was finalized and notice was given to the LLC to make an election to either purchase the water for cash or select a payment plan of either six or 15 years. After the sale of the excess water, the LLC retained the rights to 756 ERUs (equivalent residential units/water taps). One ERU serves one single family detached unit and 2/3rd of an ERU serves one multi-family unit. The LLC made the election to acquire 647 ERUs under the 15-year payment plan and 109 ERUs under the six-year payment plan. Under the 15-year payment plan, the annual payment is $173,086 and under the six year plan the annual payment is $65,535. The LLC’s total annual water payment due November, 2008, will be $240,915, subject to an annual increase of 3.5% on a portion of the subsequent payments. All payments apply to the water tap fees required at the time the building permit is obtained and therefore reimbursable by the builder/developer who purchase the property.

Total principal payments and property costs net to the LLC over the next three years are $520,000 annually for 2008 and 2009, and a balloon payment of $2,213,045 due January 10, 2010.

As of March 31, 2008, the LLC has capitalized all of its expenditures related to the real estate transaction. For the year ended March 31, 2007, the LLC assigned the rights to acquire equivalent residential units (water taps) for total proceeds of $1,500,000. The LLC recorded this assignment as the sale of an option on January 19, 2007, resulting in net income for the year. The Company’s share of this net income totals $371,607, which is shown as equity in income of the LLC in the accompanying income statement. Equity in loss of the LLC for the year ended March 31, 2008 consists of operating costs of the LLC.

In an effort to preserve the Company’s capital, management agreed along with the other members of the LLC to secure a $1,000,000 line of credit to be used for the quarterly installment payments on the Promissory Note to the Seller of the land held by the LLC, the annual water payments and other miscellaneous costs while holding the property. The Company and one other member of the LLC guaranteed the line of credit. The line of credit with the bank is due approximately 30 days prior to the time when both the Promissory Note to the Seller and the line of credit with the bank are due and payable.

In connection with this line of credit, in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company recognized a liability of $123,450, representing the estimated fair value of its portion of the guarantee and a corresponding increase to the investment in Buffalo Highlands LLC, which is included in the line item entitled “Equity Investment in LLC” in the consolidated balance sheet. Effective with the issuance of the guarantee of the line of credit, Buffalo Highlands LLC qualifies as variable interest entity under FIN 46R Consolidation of Variable Interest Entities. However, the Company is not the primary beneficiary of Buffalo Highlands LLC, and the financial activity from the LLC is not required to be consolidated with the Company’s financial statements as of March 31, 2008. This investment is accounted for using the equity method of accounting.

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

No impairment to the value of the equity investment in the LLC has been recorded as of March 31, 2008. Management determines impairment based on internal as well as third party valuations.

The following table summarizes certain unaudited selected financial data of the LLC as of March 31, 2008:

	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash and accounts receivable	$221,012	$91,006
Investment in land	$5,528,517	$5,166,802
Total assets	$5,257,808	$5,257,808
Total liability	$5,257,808	$2,545,676
Total member’s equity	$2,827,574	$2,712,132

Note 4 - Income Taxes

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

Reconciliations between the statutory federal income tax expense (benefit) rate as a percentage of net loss before income taxes is as follows:

	March 31,
	2008	2007
Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal income tax	(4.6)	(3.3)
Permanent differences	3.4	2.4
Valuation allowance	35.2	34.7

Effective tax rate per financial statements	—%	—%

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of March 31, 2008, the Company has net operating loss carryforwards totaling approximately $1,598,000, which expires at various times from 2009 through 2028. The Company had a deferred tax asset of approximately $615,000 as a result of the net operating loss carryforwards, assuming a 38.6% effective tax rate. There is uncertainty as to whether the Company will generate sufficient revenues in the future to utilize the net operating loss carryforwards and therefore 100% of the deferred tax asset has been fully reserved.

Note 5 - Stock Options

On July 17, 2002, the Board approved the issuance of 275,000 stock options to certain employees. The exercise price of the stock options was $.20 per share. The stock options vested immediately and are exercisable over a five-year term. All options have now expired.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans.

The following table presents the activity for options:

	For the Years Ended March 31,
	2007		2006
	Options	Price *	Options	Options
Outstanding, beginning of year	275,000	$0.20	275,000	$0.20
Granted	—	—	—	—
Forfeited/canceled	275,000	—	—	—
Exercised	—	—	—	—

Outstanding, end of year	—	$—	275,000	$0.20

*	Price reflects the weighted average exercise price.

Note 6 - Commitments

Operating Leases

The Company leases its office space under an operating lease on a month-to-month basis. Rent expense was $2,750 and $16,400 for the years ended March 31, 2008 and 2007, respectively. Rent was significantly less during the current year due to the conclusion of a lease agreement for office space in May, 2007. No other office space was rented in the current year.

See notes to consolidated financial statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective March 19, 2007, the Company changed its registered independent accounting firm. See the Company’s current report on Form 8-K in this regard filed with the Securities and Exchange Commission on March 19, 2007.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, based on management’s evaluation, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures.

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 31, 2008, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of March 31, 2008, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

There is no information required to be reported on Form 8-K for the fourth quarter of the period covered by this report that was not so reported.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

The following are the directors and executive officers of the Company.

	Raymond N. Joeckel (1)	Paul M. Joeckel (1)	M. D. Young
Director since	October 1979	October, 1979	February, 1990

Position(s) with The Company	President, Chief Executive Officer & Director	Secretary, Chief Financial Officer & Director	Director

Age	82	56	84

(1)	Messrs. Raymond N. Joeckel and Paul M. Joeckel, the Company’s only executive officers, have served as the Company’s President and Secretary, respectively, since December, 1979, and Paul M. Joeckel has served as Chief Financial Officer since April, 2004. The executive officers of the Company hold office until their death, resignation, or removal by the Board of Directors. There is no arrangement or understanding between any director or officer or any other person pursuant to which he was or is to be selected as a director or officer. Paul M. Joeckel is the son of Raymond N. Joeckel.

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

No director serves as a member of the Board of Directors of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 (’34 Act) or any company registered as an investment company under the Investment Company Act of 1940.

Section 16(a) of the ’34 Act requires officers, directors and the persons who own more than ten percent of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Directors, officers and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) reports filed. Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period ended March 31, 2008, all SEC filing requirements applicable to its officers, directors and greater than ten percent shareholders were met.

The Company has not adopted a Code of Ethics but intends to do so during fiscal 2009. The Company does not have any audit, nominating or compensation committees given its overall size and that it has only one employee.

Item 10.	Executive Compensation

The following information shows the compensation of the named executive officers for each of the Company’s last two fiscal years.

Name and Principal Position	SUMMARY COMPENSATION TABLE
	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compen- sation*		Total
Raymond N. Joeckel PEO	2008 2007		N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$ $	6,087 5,799	$ $	6,087 5,799
Paul M. Joeckel PFO	2008 2007	$ $	53,333 64,000	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$ $	22,265 28,360	$ $	75,598 92,360

*	Includes health insurance premiums, company cars officers are allowed to use, meals and entertainment.

Directors are not compensated for their services as such.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of July 11, 2008, regarding the common stock ownership of those persons known by the Company to be the beneficial owners of more than five percent of its common stock, it directors, and its officers and directors as a group.

Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Paul M. Joeckel 1801 Broadway Suite 1010 Denver, CO 80202	309,599 shares Direct and options	10.1%
Raymond N. Joeckel 250 El Camino Real Suite 218 Tustin, CA 92780	-0-	-0-
M. D. Young 483 Clubhouse Court Loveland, CO 80537	500 shares Direct	-0-
Paul M. Joeckel, Trustee Joeckel Family Trust 1801 Broadway Suite 1010 Denver, CO 80202	1,346,481 shares Direct	43.82%
Norman K. Brown 3857 46th Avenue, NE Seattle, WA 98105	344,641 shares Direct	11.22%
All officers and directors as a group	1,656,580 shares Direct and options	54%

The Company knows of no arrangements, which could at a subsequent date result in a change in control of the Company.

Item 12.	Certain Relationships and Related Transactions and Director Independence

There were no transactions during the fiscal year ended March 31, 2008, required to be reported hereunder. Mr. M. D. Young is the board’s only independent director.

PART IV

Item 13.	Exhibits

Exhibits:

Item No.		Reference
(2)	Plan of acquisition, sale, reorganization arrangement, liquidation or succession	- None -

(3)	Articles of Incorporation and By-Laws	(1)

(4)	Instruments defining the rights of security holders, including indentures	- None -

(5)	Opinion re: legality	- None -

(6)	No exhibit required	N/A

(7)	No exhibit required	N/A

(9)	Voting trust agreement	- None -

(10)	Material contracts:

10.02(a)	Colony Square	(2)

10.02(b)	Buffalo Highlands, LLC	(2)

10.03	Agreement to Assign Option Agreement And Option Agreement dated November 11, 2003	(3)

10.04	Special Warranty Deed	(4)

10.05	Deed of Trust	(4)

10.06	Guaranty of LLC debt	(5)

(11)	Statement re: Computation of per share earning	N/A

(12)	No exhibit required	N/A

(13)	Annual or quarterly reports, Form 10-Q or Form 10-QSB	- None -

(16)	Letter re: change in certifying accountants	- None -

(18)	Letter re: change in accounting principles	- None -

(21)	Subsidiaries of the Registrant	(1)

(23)	Consent of experts and counsel	- None -

(24)	Power of attorney	- None -

(25)	Statement of eligibility of trustee	- None -

31.1	Certification of Chief Executive Officer Section 302	(5)

31.2	Certification of Chief Financial Officer Section 302	(5)

32.1	Certification of Chief Executive Officer Section 906	(5)

32.2	Certification of Chief Financial Officer Section 906	(5)

(1)	Previously filed documents incorporated herein by reference to the Company’s Registration statement on Form S-1 (No. 2-67971) effective September 14, 1980.

(2)	Filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

(3)	Filed with the Company’s Report on Form 8-K on January 16, 2004.

(4)	Filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

(5)	Filed herewith.

Item 14.	Principal Accountant Fees and Services

The Company paid its principal accountant the following fees:

	Fiscal Year 2008	Fiscal Year 2007
Audit and Quarterly Review Fees	$16,623	$25,200
Other Audit Related Fees	$—	$—
Tax Fees	$1,500	$3,800
Other Fees	$—	$—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE EXPLORATION COMPANY

By:	/s/ Raymond N. Joeckel
Raymond N. Joeckel
President July 10, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond N. Joeckel
Raymond N. Joeckel
President, Chief Executive Officer & Director July 10, 2008

/s/ Paul M. Joeckel
Paul M. Joeckel
Secretary, Chief Financial Officer & Director July 10, 2008

/s/ M. D. Young
M. D. Young
Director July 10, 2008

EXHIBIT INDEX

No.	Description

10.06	Guaranty of LLC debt

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer