Form 10-Q
period 2008-06-30
EAGLE EXPLORATION CO
filed 2008-08-13
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from              to             .

Commission File No. 0-9458

Eagle Exploration Company

(Exact name of registrant as specified in its character)

Colorado	84-0804143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

93 Spyglass Drive, Littleton, Colorado 80123

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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

PART I FINANCIAL INFORMATION

Item 1

Condensed Consolidated Balance Sheets

	June 30, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$401,306	$415,692
Marketable securities	39,900	42,900
Accounts receivable	16,630	8,590

Total current assets	457,837	467,182

Non-current assets
Office furniture, equipment and other, net of accumulated depreciation of $219,629 and $220,497 at March 31, 2008 and June 30, 2008, respectively	18,732	19,600
Equity investment in LLC	862,536	841,290
Other assets	24,250	24,250

Total non-current assets	905,518	885,140

Total assets	$1,363,355	$1,352,332

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,662	$510
Guarantee on LLC line of credit	157,450	123,450

Total current liabilities	159,112	123,960

Stockholders’ equity
Common stock, no par value; authorized 10,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,418,655)	(5,397,536)
Unrealized loss on investments available-for-sale	(10,100)	(7,100)

	1,204,243	1,228,362

Total liabilities and stockholders’ equity	$1,363,355	$1,352,322

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,
	2008	2007
Revenues
Oil and gas	$20,687	$12,552

Total revenue	20,687	12,552

Expenses
Depreciation	868	919
General and administrative expenses	30,249	44,596

Total expense	31,117	45,515

Loss from operations	(10,430)	(32,963)

Other income (expense)
Interest and dividend income	2,065	5,213
Income earned on sold investment	—	39,376
Equity in losses in LLC	(12,753)	(12,733)

Total other income (expense)	(10,688)	31,856

Net loss before other comprehensive income	(21,118)	(1,107)

Other comprehensive income
Gain (loss) arising during the period	(3,000)	4,535
Reclass adjustment	—	(39,376)

Total other comprehensive loss	(3,000)	(34,841)

Comprehensive loss	$(24,118)	$(35,948)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836

Basic and diluted loss per common share	$(.01)	$(.01)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net gain (loss)	$(21,118)	$(1,107)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	868	919
Equity in losses in LLC	12,753	12,733
Gain on sale of investment	—	(39,375)
Change in assets and liabilities:
Accounts receivable	(8,040)	(2,850)
Accounts payable	1,151	(2,048)

	6,732	(30,621)

Net cash flows used in operating activities	(14,386)	(31,728)

Cash flows from investing activities
Payment of contribution to equity investment in LLC	—	(21,250)
Proceeds from the sale of investments available-for-sale	—	48,750

Net cash flows provided by (used in) investing activities	—	27,500

Net (decrease) in cash and cash equivalents	(14,386)	(4,228)
Cash and cash equivalents, beginning of year	415,692	550,460

Cash and cash equivalents, end of quarter	$401,306	$546,232

Supplemental disclosure of cash flow information:

The change in unrealized loss on investments available for sale for the three months ended June 30, 2008 and June 30, 2007 was $3,000 and $34,841, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2008 and March 31, 2008, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended June 30, 2008 and 2007. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

2. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended March 31, 2008, included in the Company’s 10-KSB filed with the Securities and Exchange Commission on July 14, 2008.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition, Liquidity and Capital Resources

The Company’s cash at June 30, 2008 was $401,306 as compared to cash for the year ended March 31, 2008 of $415,692. This decrease of $14,386 was primarily due to operating costs.

Stockholders’ equity decreased from $1,228,362 at March 31, 2008 to $1,204,243 at June 30, 2008 or $24,118. The Company incurred an unrealized loss on investments available-for-sale for the period ended June 30, 2008 of $3,000 and a net loss before other comprehensive income of $21,118.

Results of Operations

For the Three Months Ended June 30, 2008, Compared to the Three Months Ended June 30, 2007.

For the three months ended June 30, 2008, the Company’s oil and gas revenue was $20,687 as compared to $12,552 for the three months ended June 30, 2007. This increase in oil and gas revenue is primarily due to the increase in price of oil and gas. Interest and dividend income for the period ended June 30, 2008 was $2,065 as compared to the period ended June 30, 2007 of $5,213. Equity in losses in the LLC for the period ended June 30, 2008 was $12,753 as compared to $12,733 for the period ended June 30, 2007.

Unrealized loss on investments available-for-sale was $3,000 for the period ended June 30, 2008, and for the period ended June 30, 2007, the Company had an unrealized gain on investments available-for-sale of $4,535. This resulted in a comprehensive loss of $24,118 for the period ended June 30, 2008 and $35,948 for the period ended June 30, 2007.

PART II

Item 4T – Disclosure Controls and Procedures

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

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE EXPLORATION COMPANY (Registrant)

By:	/s/ Raymond N. Joeckel
Raymond N. Joeckel
President/Chief Financial Officer

By:	/s/ Paul M. Joeckel
Secretary/Vice President Operations

Date: August 13, 2008