Form 10-Q
period 2008-09-30
EAGLE EXPLORATION CO
filed 2008-11-13
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicated by check mark whether the registrant is a large accelerated filer, and accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Number of Shares
Common stock	3,072 836

Transitional Small Business Disclosure format: (Check one)    Yes  ☐    No  ☒.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1

Condensed Consolidated Balance Sheets

	September 30, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$401,668	$415,692
Marketable securities	30,200	42,900
Accounts receivable	12,848	8,590

Total current assets	444,716	467,182

Office furniture, equipment and other, net of accumulated depreciation of $221,365 and $219,629 at September 30, 2008 and March 31, 2008, respectively	17,864	19,600
Equity investment in LLC	892,107	841,290
Other assets	24,250	24,250

Total non-current assets	934,221	885,140

Total assets	$1,378,937	$1,352,322

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,662	$510
Guarantee on LLC line of credit	199,913	123,450

Total current liabilities	201,575	123,960

Stockholders’ equity
Common stock, no par value; authorized 100,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,435,836)	(5,397,536)
Unrealized holding loss on investments available for sale	(19,800)	(7,100)

Total stockholders’ equity	1,177,362	1,228,362

Total liabilities and stockholders’ equity	$1,378,937	$1,352,322

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Six Months Ended September 30, 2008	For the Six Months Ended September 30, 2007
Revenue
Oil and gas	$20,849	$12,448	$41,536	$25,000

Total revenue	20,849	12,448	41,536	25,000

Expenses
Depreciation	868	919	1,736	1,838
General and administrative expense	27,477	56,405	57,726	101,001

Total expense	28,345	57,324	59,462	102,839

Loss from operations	(7,496)	(44,876)	(17,926)	(77,839)

Other income (expense)
Interest and dividend income	3,207	6,319	5,272	11,532
Income earned on sold investments	—	—	—	39,376
Equity in losses in LLC	(12,893)	(12,893)	(25,646)	(25,626)

Total other income (expense)	(9,686)	(6,574)	(20,374)	25,282

Net loss before other comprehensive loss	(17,182)	(51,450)	(38,300)	(52,557)

Other comprehensive income (loss)
Unrealized gain (loss) arising during period	(9,700)	(2,280)	(12,700)	2,255
Reclass adjustment	—	—	—	(39,376)
Comprehensive loss	$(26,882)	$(53,730)	$(51,000)	$(89,678)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836	3,072,836	3,072,836

Basic and diluted loss per common share	$(0.008)	$(0.02)	$(0.02)	$(0.02)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(38,300)	$(52,557)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,736	1,838
Equity in losses in LLC	25,646	25,625
Gain on sale of investment	—	(39,375)
Change in assets and liabilities:
Accounts receivable	(4,258)	79
Accounts payable	1,152	(2,048)

	24,383	(13,881)

Net cash flows used in operating activities	(14,024)	(66,438)

Cash flows from investing activities
Payment of contribution to equity investment in LLC	—	(38,250)
Proceeds from the sale for investments available-for-sale	—	48,750

Net cash flows used in investing activities	—	10,500

Net decrease in cash and cash equivalents	(14,024)	(55,938)
Cash and cash equivalents, beginning of year	415,692	550,460

Cash and cash equivalents, end of quarter	$401,668	$494,522

Supplemental disclosure of cash flow information:

The change in unrealized (loss) gain on investments available-for-sale for the six months ended September 30, 2008 and September 30, 2007 was $(12,700) and $2,255, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position at September 30, 2008, and March 31, 2008, and of the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months ended September 30, 2008, and 2007. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash at September 30, 2008 was $401,668 as compared to cash for the year ended March 31, 2008 of $415,692. This decrease in cash of $14,024 was primarily due to operating costs.

Effective July 21, 2008, authorized common stock was increased from 10,000,000 shares to 100,000,000 shares. In addition 1,000,000 shares of preferred stock were authorized. At September 30, 2008, zero shares of preferred stock were issued and outstanding.

Stockholder’s equity decreased from $1,228,362 at March 31, 2008 to $1,177,362 at September 30, 2008 or $51,000. The Company incurred an unrealized loss on investments available-for-sale for the period ended September 30, 2008 of $12,700 and a net loss before other comprehensive income of $51,000.

Results of Operations

For the Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007.

For the six months ended September 30, 2008, the Company’s total oil and gas revenue was $41,536 as compared to $25,000 for the six months ended September 30, 2007. Other income including interest and dividend income was $5,272 for the period ended September 30, 2008 and $11,532 for the period ended September 30, 2007.

Total expense for the six months ended September 30, 2008 was $59,462 as compared to $102,839 for the six months ended September 30, 2007. Unrealized loss on investments available-for-sale for the period ended September 30, 2008 was $12,700 and for the period ended September 30, 2007 the Company had an unrealized gain on investments available-for-sale of $2,255. This resulted in a comprehensive loss of $51,000 and $89,678 for the period ended September 30, 2008 and 2007, respectively.

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

In connection with the audit of the year ended March 31, 2008, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, there is a lack of segregation of duties that is considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing and size of the accounting and finance department.

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2008.

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

Date: November 13, 2008