Form 10-K/A
period 2008-03-31
EAGLE EXPLORATION CO
filed 2009-02-17
CIK 30906

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☒.

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

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I

Explanatory Note

The Amendment to our Annual Report on Form 10-KSB for our fiscal year ended March 31, 2008 and filed on July 14, 2008 reflects a change made in our net loss per share for March 31, 2008 on page F-3 of our Consolidated Financial Statements, additional disclosures in Note 3 therein and changes to the lead-in to the certifications filed as Exhibits 31.1 and 31.2.

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

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eagle Exploration Company and Subsidiaries

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Eagle Exploration Company and Subsidiaries as of March 31, 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended March 31,
	2008	2007
Revenues
Oil and gas	$67,802	$49,147

Total revenues	67,802	49,147

Expenses
Depreciation	3,676	3,665
General and administrative expenses	171,509	261,615

Total expenses	175,185	265,280

Loss from operations	(107,383)	(216,133)

Other income (expense)
Interest and dividend income	19,775	29,543
Gain on sale of investment	39,376	—
Equity in gains (losses) in LLC	(52,891)	371,607
Other	—	9,700

Total other income	6,260	410,850

Net gain (loss) before other comprehensive income	(101,123)	194,717
Other comprehensive income
Unrealized (loss) on investments available-for-sale during the year	(5,440)	(5,187)
Less reclassification adjustment	(32,621)	—

Comprehensive gain (loss)	$(139,184)	$189,530

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836

Basic and diluted gain (loss) per common share	$(0.03)	$0.06

See notes to consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended March 31, 2008 and 2007

	Common Stock		Accumulated Deficit	Other Accumulated Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2006	3,072,836	$6,632,998	(5,491,130)	$36,148	$1,178,016
Net income	—	—	194,717	—	194,717
Unrealized gain on investments available-for-sale	—	—	—	(5,187)	(5,187)

Balance - March 31, 2007	3,072,836	6,632,998	(5,296,413)	30,961	1,367,546
Net loss	—	—	(101,123)	—	(101,123)
Reclassification adjustment	—	—	—	(32,621)	(32,621)
Unrealized loss on investments available-for-sale	—	—	—	(5,440)	(5,440)

Balance - March 31, 2008	3,072,836	$6,632,998	$(5,397,536)	$(7,100)	$1,228,362

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

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Guarantees and Indemnification Agreements

The Company follows FASB Interpretation Number 45, “Guarantor’s” Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees.

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

In an effort to preserve the Company’s capital, management agreed along with the other members of the LLC to secure a $1,000,000 line of credit to be used for the quarterly installment payments on the Promissory Note to the Seller of the land held by the LLC, the annual water payments and other miscellaneous costs while holding the property. The Company and one other member of the LLC guaranteed the line of credit. The line of credit with the bank is due November 7, 2009, which is approximately 30 days prior to the due date of the Promissory Note to the Seller.

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

The Company’s guarantee will continue until November 2009 when the line of credit becomes due. Should the LLC fail to repay the line of credit, both the Company and the other LLC member will be liable for the full amount of the guarantee. The maximum amount which the Company would be required to expend on the guarantee in the event of default is 100% of the outstanding line of credit amount ($246,900 at March 31, 2008) plus legal fees and costs of collection. Any expenditures under the guarantee are to be shared equally between the Company and its co-guarantor. In addition, the Company would be entitled to recover expenditures under its guarantee from Buffalo Highlands LLC.

No impairment to the value of the equity investment in the LLC has been recorded as of March 31, 2008. Management determines impairment based on internal as well as third party valuations.

The following table summarizes certain unaudited selected financial data of the LLC as of March 31, 2008:

	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash and accounts receivable	$221,012	$91,006
Investment in land	$5,528,517	$5,166,802
Total assets	$5,257,808	$5,257,808
Total liability	$5,257,808	$2,545,676
Total member’s equity	$2,827,574	$2,712,132
Net Income (Loss)	$(211,563)	$1,237,183

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

Item 8B.	Other Information

There is no information required to be reported on Form 8-K for the fourth quarter of the period covered by this report that was not so reported.

PART III

Item 9.	Directors, executive Officers, Promoters, Control Persons and Corporate governance; Compliance with Section 16(a) of the Exchange Act

The following are the directors and executive officers of the Company.

	Raymond N. Joeckel (1)	Paul M. Joeckel (1)	M. D. Young
Director since	October 1979	October, 1979	February, 1990

Position(s) with The Company	President, Chief Executive Officer & Director	Secretary, Chief Financial Officer & Director	Director

Age	82	56	84

(1)	Messrs. Raymond N. Joeckel and Paul M. Joeckel, the Company’s only executive officers, have served as the Company’s President and Secretary, respectively, since December, 1979, and Paul M. Joeckel has served as Chief Financial Officer since April, 2004. The executive officers of the Company hold office until their death, resignation, or removal by the Board of Directors. There is no arrangement or understanding between any director or officer or any other person pursuant to which he was or is to be selected as a director or officer. Paul M. Joeckel is the son of Raymond N. Joeckel.

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

Item 10.	Executive Compensation

The following information shows the compensation of the named executive officers for each of the Company’s last two fiscal years.

	SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation*	Total

Raymond N. Joeckel PEO	2008	N/A	N/A	N/A	N/A	N/A	N/A	$6,087	$6,087
	2007	N/A	N/A	N/A	N/A	N/A	N/A	$5,799	$5,799

Paul M. Joeckel PFO	2008	$53,333	N/A	N/A	N/A	N/A	N/A	$22,265	$75,598
	2007	$64,000	N/A	N/A	N/A	N/A	N/A	$28,360	$92,360

*	Includes health insurance premiums, company cars officers are allowed to use, meals and entertainment

Directors are not compensated for their services as such.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

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

PART IV

Item 13. Exhibits

Exhibits:

Item No.		Reference
(2)	Plan of acquisition, sale, reorganization arrangement, liquidation or succession	- None -

(3)	Articles of Incorporation and By-Laws	(1)

(4)	Instruments defining the rights of security holders, including indentures	- None -

(5)	Opinion re: legality	- None -

(6)	No exhibit required	N/A

(7)	No exhibit required	N/A

(9)	Voting trust agreement	- None -

(10)	Material contracts:

10.02(a)	Colony Square	(2)

10.02(b)	Buffalo Highlands, LLC	(2)

10.03	Agreement to Assign Option Agreement And Option Agreement dated November 11, 2003	(3)

10.04	Special Warranty Deed	(4)

10.05	Deed of Trust	(4)

10.06	Guaranty of LLC debt	(5)

(11)	Statement re: Computation of per share earning	N/A

(12)	No exhibit required	N/A

(13)	Annual or quarterly reports, Form 10-Q or Form 10-QSB	- None -

(16)	Letter re: change in certifying accountants	- None -

(18)	Letter re: change in accounting principles	- None -

(21)	Subsidiaries of the Registrant	(1)

(23)	Consent of experts and counsel	- None -

(24)	Power of attorney	- None -

(25)	Statement of eligibility of trustee	- None -

31.1	Certification of Chief Executive Officer Section 302	(6)

31.2	Certification of Chief Financial Officer Section 302	(6)

32.1	Certification of Chief Executive Officer Section 906	(5)

32.2	Certification of Chief Financial Officer Section 906	(5)

(1)	Previously filed documents incorporated herein by reference to the Company’s Registration statement on Form S-1 (No. 2-67971) effective September 14, 1980.

(2)	Filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

(3)	Filed with the Company’s Report on Form 8-K on January 16, 2004.

(4)	Filed with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

(5)	Filed with the Company’s initial report on Form 10-KSB on July 14, 2008.

(6)	Filed herewith.

Item 14.	Principal Accountant Fees and Services

The Company paid its principal accountant the following fees:

	Fiscal Year 2008	Fiscal Year 2007
Audit and Quarterly Review Fees	$16,623	$25,200
Other Audit Related Fees	$—	$—
Tax Fees	$1,500	$3,800
Other Fees	$—	$—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE EXPLORATION COMPANY

By:	/s/ Raymond N. Joeckel
Raymond N. Joeckel
President
February 17, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raymond N. Joeckel
Raymond N. Joeckel
President, Chief Executive Officer & Director
February 17, 2009

/s/ Paul M. Joeckel
Paul M. Joeckel
Secretary, Chief Financial Officer & Director
February 17, 2009

/s/ M. D. Young
M. D. Young
Director
February 17, 2009

EXHIBIT INDEX

No.	Description

10.06	Guaranty of LLC debt. Previously filed

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer