Form 10-Q
period 2008-12-31
EAGLE EXPLORATION CO
filed 2009-02-17
CIK 30906

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
( Do not check if a smaller reporting company.)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.    Yes  ☐    No  ☐

Indicated the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Number of Shares
Common stock	3,072 836

Transitional Small Business Disclosure format: (Check one)    Yes  ☐    No  ☒.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1	Financial Statements.

Condensed Consolidated Balance Sheets

	December 31, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$404,876	$415,692
Marketable securities	30,620	42,900
Accounts receivable	5,485	8,590

Total current assets	440,981	467,182
Office furniture, equipment and other, net of accumulated depreciation of $222,233 and $219,629 at December 31, 2008 and March 31, 2008, respectively	16,996	19,600
Equity investment in LLC	1,038,216	841,290
Other assets	24,250	24,250

Total assets	$1,520,443	$1,352,322

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,763	$510
Guarantee on LLC line of credit	358,915	123,450

Total current liabilities	368,678	123,960

Stockholders’ equity
Common stock, no par value; authorized 100,000,000 shares; 3,072,836 shares issued and outstanding	6,632,998	6,632,998
Accumulated deficit	(5,461,853)	(5,397,536)
Unrealized holding gain (loss) on investments available for sale	(19,380)	(7,100)

	1,151,765	1,228,362

Total liabilities and stockholders’ equity	$1,520,443	$1,352,322

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue
Oil and gas	$10,473	$24,828	$52,009	$49,828

Total revenue	10,473	24,828	52,009	49,828

Expenses
Depreciation	868	919	2,604	2,757
General and administrative	24,488	45,988	82,213	146,989

Total expense	25,356	46,907	84,817	149,746

Loss from operations	(14,883)	(22,079)	(32,808)	(99,918)

Other income
Interest and dividend income	1,758	4,054	7,030	15,586
Gain on sale of investment	—	—	—	39,376
Equity in losses in LLC	(12,894)	(12,894)	(38,540)	(38,520)

Total other income (expense)	(11,136)	(8,840)	(31,510)	16,442

Net loss before other comprehensive income (loss)	(26,019)	(30,919)	(64,318)	(83,476)
Other comprehensive income (loss)
Unrealized gain (loss) on investments available-for-sale	420	(3,900)	(19,380)	(41,021)

Comprehensive (loss)	$(25,599)	$(34,819)	$(83,698)	$(124,497)

Basic and diluted weighted average common shares outstanding	3,072,836	3,072,836	3,072,836	3,072,836

Basic and diluted loss per common share	$(.01)	$(.01)	$(.02)	$(.03)

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(64,318)	$(83,476)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,604	2,757
Equity in losses in LLC	38,540	38,520
Gain on sale of investment	—	(39,376)
Change in assets and liabilities:
Accounts receivable	3,105	(5,369)
Accounts payable	9,253	(1,048)

	53,502)	(4,516)

Net cash flows used in operating activities	(10,816)	(87,992)

Cash flows from investing activities
Purchase of certificate of deposit	—	(37,500)
Payment of contribution to equity investment in LLC	—	(55,198)
Proceeds from sale for investments available-for-sale	—	48,750

Net cash flows used in investing activities	—	(43,948)

Net decrease in cash and cash equivalents	(10,816)	(131,940)
Cash and cash equivalents, beginning of year	415,692	550,460

Cash and cash equivalents, end of quarter	$404,876	$418,520

Supplemental disclosure of cash flow information:

The change in unrealized loss on investments available-for-sale for the nine months ended December 31, 2008 and December 31, 2007 was $19,300 and $41,021, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Opinion of Management

1. The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2008 and March 31, 2008 and of the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2008 and 2007 and the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2008 and 2007. The results of operations and statements of cash flows for the periods presented are not necessarily indicative of those to be expected for the entire year.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash at December 31, 2008 was $404,876 as compared to cash at March 31, 2008 of $415,692. This decrease in cash of $10,816 was primarily due to operating costs.

Effective July 21, 2008, authorized common stock was increased from 10,000,000 shares to 100,000,000 shares. In addition 1,000,000 shares of preferred stock were authorized. At December 31, 2008, zero shares of preferred stock were issued and outstanding.

Stockholders’ equity decreased from $1,228,362 at March 31, 2008 to $1,151,765 at December 31, 2008 or $76,597. The Company incurred an unrealized loss on investments available-for-sale of $19,300 and a net loss before other comprehensive income of $64,318 for the nine months ended December 31, 2008.

See notes to unaudited condensed consolidated financial statements.

EAGLE EXPLORATION COMPANY AND SUBSIDIARIES

Results of Operations

For the Nine Months Ended December 31, 2008, Compared to the Nine Months Ended December 31, 2007.

For the nine months ended December 31, 2008, the Company’s total oil and gas revenue was $52,009 as compared to $49,828 for the nine months ended December 31, 2007. Other income including interest and dividend income was $7,031 for the nine months ended December 31, 2008, and $15,586 for the nine months ended December 31, 2007.

Total expense for the nine months ended December 31, 2008, was $84,817 as compared to $149,746 for the nine months ended December 31, 2007. Unrealized loss on investments available-for-sale for the nine months ended December 31, 2008 was $12,894 compared to an unrealized loss of $83,698 for the nine months ended December 31, 2007. This resulted in a comprehensive loss of $63,704 and $124,497 for the periods ended December 31, 2008, and 2007, respectively.

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

(b) No reports on Form 8-K have been filed during the quarter-ended December 31, 2008.

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

Date: February 17, 2009